Form 10QSB
period 1996-06-30
TUNEX INTERNATIONAL INC /UT/
filed 1996-08-13
CIK 806129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996, or

     [ ]  Transition report under Section 13 or 15(d) of the
Securities  Exchange Act of 1934 for the  transition  period
from                to

                Commission file No.  0-15369

                  TUNEX INTERNATIONAL, INC.
 (Name of Small Business Issuer as specified in its charter)

           Utah                            87-0416684
(State or Other Jurisdiction of          (IRS Employer
Incorporation or Organization)          Identiffication No.)


556 East 2100 South, Salt Lake City, Utah          84106
(Address of Principal Executive Offices)          (Zip Code)

Issuer's Telephone Number:  (801) 486-8133

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No  [ ]

      Check  whether  the  issuer filed  all  documents  and
reports  required to be filed by Section 12, 13 or 15(d)  of the  Exchange Act after the distribution of securities under
a plan confirmed by a court.   Yes  [X]   No  [ ]

      As  of   June  30,  1996, the Issuer  had  outstanding
1,326,005 shares of common stock.

              PART  I.   FINANCIAL INFORMATION


               ITEM  1.   FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 1996, and the related statements of operations and changes in stockholders' equity and cash flow for the three month period ended June 30, 1996. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.





























                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                   March 31,        June 30,
                                        1996            1996
                                                   Unaudited

CURRENT ASSETS:

     Cash                           $206,280        $193,173

     Receivables - current           115,865         140,686
portion

     Parts inventories                85,377         108,968

     Prepaid expenses                  6,828           6,765

     Deferred income tax              18,900          18,900
benefit


               Total Current         433,250         468,492
Assets


PROPERTY, PLANT AND
EQUIPMENT:

     Net of accumulated              174,646         230,598
depreciation


OTHER ASSETS

     Notes Receivable, less           46,664          46,137
current

     Idle Equipment                    8,910           8,910

     Goodwill, net of                245,627         240,502
amortization

     Trademarks                        1,319           1,297

     Deposits                         41,086          41,750

     Deferred income tax             170,100         148,100
benefits

               Total Other           513,706         486,696
Assets


TOTAL ASSETS                      $1,121,602      $1,185,786

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                   March 31,       June 30,
                                        1996           1996
                                                (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                $29,952         $49,058
     Accrued liabilities             107,320         126,411
     Income taxes payable              3,100           3,600
     Note payable - line of           35,000           - - -
credit
     Notes payable - related
parties - current                     34,141          27,576
               portion
     Obligations under
capital - leases current               8,500          21,293
                portion
     Pre-petition liabilities         56,963          56,963
- - - current portion

               Total Current         274,976         284,901
Liabilities


LONG TERM DEBT:

     Commitments                      60,000          60,000
     Notes payable - related
parties - net of                     128,139         128,139
               current
portion
     Obligations under
capital leases - net of               16,970          46,443
               current
portion

     Pre-petition                    186,030         165,767
liabilities, net of current
portion

TOTAL LIABILITIES                    666,115         685,250

STOCKHOLDERS' EQUITY:

Common Stock, par value
$.001,
               50,000,000
shares authorized,                     1,326           1,326
               1,326,005
shares issued &
               outstanding
Preferred Stock, Class A, par
value $.50,
               600,000 shares        300,000         300,000
authorized, issued &
               outstanding

Preferred Stock, Class B, par
value $1.00,
               700,000 shares        501,917         501,917
authorized, 501,917
               shares issued
& outstanding
     Additional paid-in            3,783,908       3,783,908
capital
     Accumulated Deficit         (4,131,664)     (4,086,617)
     Total Stockholders              455,487         500,536
Equity

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $1,121,602      $1,185,786



                  TUNEX INTERNATIONAL, INC.
                  STATEMENTS OF OPERATIONS

                         (Unaudited)

                                             For the Quarter
Ended June 30,
                                                     1996
1995


SALES AND OTHER REVENUE:

     Service and parts sales        $556,371        $464,666

     Franchise Royalties              48,359          36,792

     Franchise Sale  (Net of          19,000          26,500
Costs)

     Other Revenue                    43,659           7,301

               Total Revenues        667,389         535,259

COSTS AND EXPENSES:

     Cost of service and             359,015         284,593
parts sales

     General and                     217,605         199,054
Administrative expenses

     Depreciation                     10,896          14,035

     Interest expense                  9,226           9,403

                Total Costs          596,742         507,085
and Expenses

INCOME BEFORE INCOME TAXES           $70,647         $28,172

Current Income Tax Expense             3,600           1,500

Deferred Income Tax Expense           22,000           6,300

NET INCOME                         $  45,047        $ 20,372

Net Income for Common Share             $.02            $.01
or
Common Share Equivalent










                  TUNEX INTERNATIONAL, INC.
              STATEMENT OF CHANGES IN CASH FLOW
                         (Unaudited)


                                         For the Three
Months Ended June 30,
                                           1996
1995


CASH FLOW FROM OPERATIONS:

     Net Income                     $ 45,047       $  20,372
     Items not requiring              10,896          14,035
cash: depreciation
                                      55,943          34,407
     Decrease (increase) in         (24,821)        (12,505)
receivables
     Decrease (increase) in         (23,592)        ( 7,678)
inventories
     (Decrease) increase in           38,697          18,166
accounts payable
    Decrease (increase) in
prepaid expenses,
               PP&E, capital         (9,003)        (22,233)
expenditure in cash

     Decrease in deferred tax         22,000           6,300
benefits

             Net cash                $59,224        $ 16,457
provided (used) in operation

CASH FLOW FROM FINANCING
ACTIVITIES:

     Principal payments on          (20,263)        (23,352)
pre-petition debt
     Principal payments on
capital lease                       (10,413)        (10,264)
               obligations

     (Decrease) increase I          (41,565)         - - - -
Long-term notes

               Net cash
provided (used) from                (72,241)        (33,616)

financing

     Net cash provided during       (13,017)        (17,159)
three months

     Cash on hand - beginning        206,280         270,738

     Cash on hand - ending          $193,173        $253,579


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material Changes in Financial Condition.

At June 30, 1996, the Company had some changes in its financial condition. Parts inventories have increased from $85,377 on March 31, 1996 to $108,968 as of June 30, 1996. This increase in inventories is primarily due to stocking inventories in a newly opened company-owned service center and newly acquired inventories in the Company's warehouse for sale to franchised centers. This parts inventories increase, along with paying off a bank note (line of credit) has resulted in an improvement of the Company's working capital from $158,274 on March 31, 1996 to $183,591 on June 30, 1996.

Management believes that the working capital of the Company is adequate for its current and on going operations and its development of new service centers for conversion to franchised centers on a gradual basis.

Results of Operations.

During the three months ended June 30, 1996, the Company's total revenue increased from $535,259 in 1995 to $667,389 in 1996. This increase in general, is the result of increased sales in the company-owned service centers, increased royalties due to a system-wide, same-store sales increase of more than 13% in franchised centers plus the royalty income from two new franchise centers, and additional income as a result of the sale of a company-owned and developed center to a franchise. For the three month period ended June 30, 1996, the Company shows an income from operations before income tax of $70,647, compared to income of $28,172 for the same period in 1995. This increase in income is primarily due to the increase in revenue and in particular the sale of the company-owned center to a franchise.

After giving effect to income tax expenses and the change as a result of deferred tax benefits, the net income for the three months period ended June 30, 1996 is $45,047, as compared to $20,372 for the same period in 1995. Consequently, the Company had net income per common share, on a fully diluted basis of $0.02 for the three month period ended June 30, 1996 as compared to $0.01 for the same period in 1995.

During the three month period ended June 30, 1996 the Company has developed and opened for operation one new service center in Northglenn, Colorado. This center is now operated by the Company and is available for sale and the conversion to a franchise on a turn-key basis. This brings the total amount of centers in the Tunex system to twenty-two (22) with five centers company owned.

In looking ahead, two additional locations for new service centers have been identified with construction on one location to start this month. The Company plans to continue the development of new centers on a schedule that is based on the frequency of the sales and conversions to franchises of these company-developed centers.

In addition to these turn-key conversions the Company expects to sell individual franchise licenses for development by the franchise licensee, primarily in states where Tunex franchises are already in operation and continue to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty on gross sales. The cost of master franchises is dependent on the size of the areas involved.

           ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Attached  is  the Financial  Data  Schedule,  Exhibit
Reference Number 27

FORM 8-K:  None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.

Date:  August 10, 1996             By Rudolf Zitzmann (Signature)
                                   President(Duly Authorized and
                                   Principal Financial Officer)