Form 10QSB
period 1996-09-30
TUNEX INTERNATIONAL INC /UT/
filed 1996-11-14
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB



      [X]   Quarterly  report under Section 13 or  15(d)  of  the
Securities  Exchange Act of 1934 for the quarterly  period  ended
September 30, 1996, or

      [  ]   Transition report under Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 for the transition period from to

                  Commission file No.  0-15369

                    TUNEX INTERNATIONAL, INC.
   (Name of Small Business Issuer as specified in its charter)

                Utah                                          87-
0416684
(State   or  Other  Jurisdiction  of                         (IRS
Employer
Incorporation  or Organization)                    Identification
Number)


556 East 2100 South, Salt Lake City, Utah                  84106
(Address  of  Principal  Executive  offices)                 (Zip
Code)

Issuer's Telephone Number:  (801) 486-8133

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

As  of   September 30, 1996, the Issuer had outstanding 1,246,005
shares of common stock.






               PART   I.    FINANCIAL INFORMATION

               ITEM   1.     FINANCIAL STATEMENTS

Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of September 30, 1996, and the related statements of operations and changes in stockholders' equity and cash flow for the six month period ended September 30, 1996. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.




































                    TUNEX INTERNATIONAL, INC
                         BALANCE SHEETS


                                   March 31,   September 30,
                                        1996            1996
                                                 (Unaudited)

CURRENT ASSETS:

  Cash                              $206,280        $ 91,718

  Receivables - current              115,865         125,306
portion

  Parts inventories                   85,377          76,971

  Prepaid expenses                     6,828           5,916

  Deferred income tax benefit         18,900          18,900

    Total Current Assets             433,250         318,811

PROPERTY, PLANT AND
EQUIPMENT:

  Net of accumulated                 174,646         189,016
depreciation

OTHER ASSETS

  Notes Receivable, less              46,664         118,957
current

  Idle Equipment                       8,910           8,910

  Goodwill, net of                   245,627             135
amortization

  Trademarks                           1,319           1,274

  Deposits                            41,086          46,175

  Deferred income tax                170,100         152,100
benefits

    Total Other Assets               513,706         327,551

TOTAL ASSETS                      $1,121,602        $835,378










                    TUNEX INTERNATIONAL, INC.
                         BALANCE SHEETS
                                   March 31,       September
                                        1996            1996
                                                 (Unaudited)
CURRENT LIABILITIES:

  Accounts payable                   $29,952         $33,296
  Accrued liabilities                107,320          75,362
  Income taxes payable                 3,100           3,202
  Note payable - line of              35,000          ------
credit
  Notes payable - related
parties -                             34,141          ------
    current portion
  Obligations under capital
leases                                 8,500          11,623
    - current portion
  Pre-petition liabilities -
    current portion                   56,963          56,963

    Total Current Liabilities        274,976         180,546

LONG TERM DEBT:

  Commitments                         60,000         -------
  Notes payable - related
parties;                             128,139         -------
    net of current portion
  Obligations under capital
leases;                               16,970          45,724
    net of current portion
  Pre-petition liabilities,
net of                               186,030         145,537
    current portion

TOTAL LIABILITIES                    666,115         372,386

STOCKHOLDERS' EQUITY:
Common Stock, par value
$.001,
  50,000,000 shares
authorized,                            1,326           1,246
  1,246,005 shares issued &
  outstanding
Preferred Stock, Class A, par
value
  $.50, 600,000 shares               300,000         300,000
authorized,
  issued & outstanding

Preferred Stock, Class B, par
value
  $1.00, 700,000 shares
authorized,                          501,917         501,917
  501,917 shares issued &
  outstanding
  Additional paid-in capital       3,783,908       3,743,987
  Accumulated Deficit            (4,131,664)     (4,083,579)
  Total Stockholders Equity          455,487         463,571

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $1,121,602        $835,378
                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                             Three Months     Six Months Ended
                                 Ended
                             September 30       September 30
                            1996     1995      1996      1995
SALES AND OTHER REVENUE:

  Service and parts sales  $390,22  $532,536   946,595 $ 997,202
                                 4

  Franchise Royalties       52,115    43,005   100,474    79,797

  Franchise Sales          -------  --------    19,000    26,500
    (Net of Costs)               -         -

  Other Revenue             14,073     9,200    57,732    16,501

    Total Revenue          456,412   584,741  1,123,80 1,120,000
                                                     1

COSTS AND EXPENSES:

  Cost of service and      259,447   334,629   618,462   619,222
parts

  General and              182,806   194,763   400,993   393,817
Administrative

  Depreciation               8,107    14,036    19,003    28,071

  Interest expense           7,114     9,957    16,340    19,360

    Total Costs and        457,474   553,385  1,054,21 1,060,470
Expenses                                             6

INCOME (LOSS)BEFORE        (1,062)  $ 31,356    69,003  $ 59,530
  INCOME TAXES

  Current Income Tax         (100)  --------     3,500  --------
Expense
    (Credit)
  Deferred Income Tax      (4,000)     8,041    18,000    14,842
Expense
    (Credit)

NET INCOME                  $3,038  $ 23,315   $47,503 $  44,688

NET INCOME PER COMMON            $         $         $         $
SHARE                          0.0       .01       .02       .02
OR COMMON SHARE
EQUIVALENT










                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)

                                   For the Six Months Ended
                                        September 30,
                                     1996           1995
CASH FLOW FROM OPERATIONS:

  Income Before Income Taxes        $   69,003      $  59,531
  Items not requiring cash:
     Depreciation                       19,003         28,071
                                        88,006         87,602
  Decrease (increase) in               (9,441)        (2,826)
receivables
  Decrease (increase) in                 8,406       (12,406)
inventories
  (Decrease) increase in              (28,233)         71,810
accounts
    payable
  Decrease (increase) in
prepaid
    expenses,
  PP&E, capital expenditure in        (18,547)       (44,131)
cash

    Net cash provided (used) in
      operation                         40,191        100,049

CASH FLOW FROM FINANCING
ACTIVITIES:

  Principal payments on pre-
petition                              (40,493)       (41,101)
    debt
  Principal payments on capital
lease                                 (17,401)       (76,575)
    obligations
  (Decrease) Increase in long
term                                  (96,859)      ---------
    notes
  Sale of Stock                     ----------          8,125

    Net cash provided (used)
from                                 (154,753)      (109,733)
       financing

    Net cash provided (used )
during                               (114,562)        (9,684)
      six month

    Cash on hand - beginning           206,280        270,738

    Cash on hand - ending           $   91,718      $ 261,054








    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material Changes in Financial Condition.

At September 30, 1996, the Company had considerable changes in its financial condition. Total current assets have decreased from $433,250 to $318,811 on September 30, 1996. This reduction is largely due to the decrease in cash from $206,280 on March 31, 1996 to $91,718 on September 30, 1996, which is the result of costs associated with the operation of a recently opened center, an unusual loss in income for the three months ended September 30, 1996, and the reversal in cash flow associated with the resale of two company-owned centers to its former owner and franchisee. The re-sale has also affected other assets by increasing long-term receivable from $46,664 on March 31, 1996 to $118,957 on September 30, 1996 and reducing goodwill from $245,627 on March 31, 1996 to $135 on September 30, 1996. The
overall result is a decrease in total assets from $1,121,602 on March 31, 1996 to $835,378 on September 30, 1996.

Current liabilities are reduced from $274,976 on March 31, 1996 to $180,546 on September, 1996 due to a reduction in accrued liabilities, the pay-off on a $35,000 line of credit and the cancellation of $34,141 in notes payable to related parties. Total liabilities are reduced from $666,115 on March 31, 1996 to $372,386 on September 30, 1996 also through the cancellation of long term debt, like notes payable to related parties and commitments in the amount of $60,000. The net result is that total Stockholders' Equity has increased from $455,487 on March 31, 1996 to 463,571 on September 30, 1996.

Management  believes that the working capital of the  company  is
adequate  for  its  current  and  ongoing  operations   and   the
development of another new service center for conversion to a franchised center.

Results of Operations.

During the six months period ended September 30, 1996, the Company's total revenue remained basically the same, although revenue for the three months period ended September 30, 1996 came partially from three service centers versus five centers in the prior three months period. Income before income taxes for the three months ended September 30, 1996 resulted in a loss of $1,062 compared to a gain of $31,356 for the same period in 1995. This loss is primarily the result of lower than usual sales during the summer months and other isolated operational problems, which have since been dealt with.

Income before income taxes, for the six months period ended September 30, 1996, is $69,003 compared to $59,530 for the same period in 1995. This increase in general is the result of increased royalties due to a systemwide same-store sales increase of more than 10% in franchised centers plus the royalty income from three new franchised centers, and other revenue as the result of the sales of company-owned centers to franchises.

After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three month period ended September 30, 1996 is $3,038 as compared to $23,315 for the same period in 1995. Consequently, the company had zero income per common share, on a fully diluted basis for the three month period ended September 30, 1996, as compared to $
 .01 for the same period in 1995. Net income for the six month period ended September 30, 1996 is $47,503 as compared to $44,688 for the same period in 1995. Income per common share, on a fully diluted basis, for the six month period ended September 30, 1996 is $0.02, which is the same as for that same period in 1995.

On September 1, 1996 the company reversed it purchase of two franchised centers and resold these two centers to its Vice President and Director of Operations, who is now again the owner of these franchises. This brings the total amount of franchised centers in the Tunex system to nineteen (19) plus three centers, which are company owned.

In looking ahead, construction on a new center is well underway with an opening for business scheduled for mid-January 1997. The Company is actively advertising its franchise opportunities and expects to find qualified individuals that will either buy any of the newly developed and operational centers or purchase individual franchise licenses for development by the franchise licensee. The company is concentrating its efforts primarily in the mountain states where Tunex franchises are already in operation and continue to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty on gross sales. The cost of master franchises is dependent on the size of the area involved.

                 PART   II.   OTHER INFORMATION
          ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None

FORM 8-K:  None.





                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.


Date:  November 12, 1996           By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)