Form 10QSB
period 1996-12-31
TUNEX INTERNATIONAL INC /UT/
filed 1997-02-14
CIK 806129

6

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-QSB

      X     Quarterly  report under Section 13 or  15(d)  of  the
Securities  Exchange Act of 1934 for the quarterly  period  ended
December 31, 1996, or

           Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

                  Commission file No.  0-15369

                    TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

              Utah                        87-0416684
(State or Other Jurisdiction of          (IRS Employer
Incorporation or Organization)        Identification No.)


556 East 2100 South, Salt Lake City, Utah        84106
(Address of Principal Executive Offices)       (Zip Code)


Issuer's Telephone Number:   (801) 486-8133

      Check whether the issuer (1) filed all reports required to be filed by sections 13 of 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No

      Check  whether the issuer filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court.    Yes X     No

     As of December 31, 1996, the Issuer had outstanding:
1,246,005 share of common stock.

               PART   I.    FINANCIAL INFORMATION

                ITEM   1.    FINANCIAL STATEMENTS

           Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of December 31, 1996, and the related statements of operations and changes in stockholders' equity and cash flow for the nine-month period ended December 31, 1996. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.
































                    TUNEX INTERNATIONAL, INC.

                         BALANCE SHEETS


                                       March 31,      Dec. 31,
                                            1996          1996
                                                   (Unaudited)

CURRENT ASSETS:

     Cash                               $206,280     $  54,936

     Receivables - current               115,865       124,618
portion

     Parts inventories                    85,377        77,504

     Prepaid expenses                      6,828         3,428

     Deferred income tax benefit          18,900        18,900


               Total Current             433,250       279,386
Assets


PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated                  174,646       196,255
depreciation


OTHER ASSETS

     Notes Receivable, less               46,664       118,957
current

     Idle Equipment                        8,910         8,910

     Goodwill, net of                    245,627           ---
amortization

     Trademarks                            1,319         1,251

     Deposits                             41,086        46,175

     Deferred income tax                 170,100       170,100
benefits, less
        current

              Total Other Assets         513,706       345,393

TOTAL ASSETS                          $1,121,602    $  821,034






                    TUNEX INTERNATIONAL, INC.

                         BALANCE SHEETS
                                       March 31,      Dec. 31,
                                            1996          1996
                                                   (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                    $29,952       $15,594
     Accrued liabilities                 107,320        73,280
     Income taxes payable                  3,100         3,750
     Note payable - line of credit        35,000         -----
     Notes payable - related
         parties - current portion        34,141         -----
     Obligations under capital
         leases-current portion            8,500         7,403
     Pre-petition liabilities -
         current portion                  56,963        56,963

          Total Current                  274,976       157,371
Liabilities

LONG TERM DEBT:
     Commitments                          60,000         -----
     Notes payable - related
parties -                                128,139         -----
         net of current portion
     Obligations under capital
leases -                                  16,970        44,974
         net of current portion
     Pre-petition liabilities, net
of                                       186,030       131,731
         current portion

TOTAL LIABILITIES:                       666,115       334,076

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,246,005 issued &                    1,326         1,246
outstanding

Preferred Stock, Class A, par
value $.50,
     600,000 shares authorized,          300,000       300,000
issued &
     outstanding

Preferred Stock, Class B, par
value
     $1.00, 700,000 shares               501,917       501,917
authorized,
     501,917 shares issued &
outstanding
     Additional paid-in capital        3,783,908     3,743,988
     Accumulated Deficit             (4,131,664)   (4,085,195)
     Total Stockholders Equity           455,487       461,956

TOTAL LIABILITIES AND
STOCKHOLDERS'                         $1,121,602    $  796,032
   EQUITY



                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                 Three Months             Nine
Months
                                    Ended                   Ended
                                 December 31         December 31
                              1996      1995      1996       1995
SALES AND OTHER REVENUE:

  Service and parts sales           $         $  $1,170,9          $
                              224,371   430,472        66  1,427,674

  Franchise Royalties          53,027    37,762   153,501    117,559

  Franchise Sales (Net of       7,750     1,000    26,750     27,500
Costs)

  Other Revenue                 7,866    16,024    65,598     32,525

        Total Revenue         293,014   485,258  1,416,81
                                                        5  1,605,258

COSTS AND EXPENSES:

  Cost of service and parts   150,095   275,030   768,557    894,252

  General and Administrative  128,518   190,900   529,511    584,717

  Depreciation                  3,751    14,036    22,754     42,107

  Interest expense              4,433     9,335    20,773     28,695

        Total Costs and       286,797   489,301  1,341,59  1,549,771
Expenses                                                5

INCOME BEFORE INCOME TAXES      6,217         (    75,220     55,487
                                         4,043)

  Current Income Tax Expense
      (credit)                    250     -----     3,750      -----

  Deferred Income Tax
Expense                         2,300     -----    24,300     12,000
      (credit)

NET INCOME (LOSS)             $ 3,667         $         $  $  43,487
                                        (4,043)    47,170

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT          $       $ (         $          $
                                 .001     .001)       .02        .02










                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                                  For the Nine Months Ended
December 31,
                                           1996          1995


CASH FLOW FROM OPERATIONS:

  Income                                 $  47,170   $  43,487
  Items not requiring cash:
  Depreciation                              22,754      42,107
                                            69,924      85,594
  Decrease (increase) in receivables      (81,045)     (7,759)
  Decrease (increase) in inventories         7,873    (13,349)
  (Decrease) increase in accounts         (48,398)     (2,394)
payable
  Decrease (increase) in prepaid
expenses,
  PP&E, capital expenditure in cash       (23,298)    (58,191)

  Decrease in deferred income tax           24,300      12,000
benefits

     Net cash provided (used) in          (50,644)   $  15,901
operation

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition      (54,299)    (55,494)
debt
  Principal payments on capital
lease                                     (26,907)         -0-
     obligations
  (Decrease) increase in long term        (19,494)    (20,027)
note
  Sale of Stock                        -----------      10,750

     Net cash provided (used) from       (100,700)    (64,771)
financing

     Net cash provided (used )
during nine                              (151,344)    (48,870)
         months

     Cash on hand - beginning              206,280     270,738

     Cash on hand - ending                $ 54,936    $221,868











     ITEM   2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF PLAN OF
                            OPERATION

Material changes in financial condition.

At December 31, 1996 the Company had considerable changes in its financial condition. Total current assets decreased from $433,250 to $279,386 in December 31, 1996. This is largely due to the decrease in cash from $206,280 on March 31, 1996 to 54,936 on December 31, 1996. These changes are the result from costs associated with the development, outfitting and operation of two newly opened centers, an unusual loss in income during the second quarter period and the reversal in cash flow, associated with the resale of two company-owned centers to its former owner and franchisee. The re-sale has also affected other assets by increasing long-term receivable from $46,664 on March 31, 1996 to $118,957 on December 31, 1996 and reducing goodwill from $245,627 on March 31, 1996 to zero on December 31, 1996. The overall result is a decrease in total assets from $1,121,602 on March 31, 1996 to $796,032 on December 31, 1996.

Current liabilities are reduced from $274,976 on March 31, 1996 to $157,371 on December 31, 1996, through a reduction of over $48,000 in accounts payable and in accrued liabilities, the pay-off on a $35,000 line of credit and the cancellation of $34,141 in notes payable to related parties. Total liabilities are reduced from $666,115 on March 31, 1996 to $334,076 on December 31, 1996, additionally through the cancellation of long term debt, such as notes payable to related parties and commitments in the amount of $60,000. Total Stockholders' Equity has increased from $455,487 on March 31, 1996 to $461,956 on December 31, 1996.

Management believes that the working capital of the company is adequate for its current and ongoing operations. Development of additional new service center, for conversion to a franchised center, is dependent on the sale and conversion of these newly opened centers or the sale of a more established center.

Results of Operations.

During the nine months period ended December 31, 1996, the Company's total revenue declined from $1,605,258 to $1,416,815, this is solely the result of service and parts sales from the three centers versus five centers over the last five month period. Income before income taxes for the three months ended, December 31, 1996 resulted in a gain of $6,217 compared to a loss of $4,043 for the same period in 1995.

Income before income taxes, for the nine month period ended December 31, 1996, is $75,220 compared to $55,487 for the same period in 1996. This increase in general is the result of increased royalties due to a system wide same-store sales increase of almost 10% in franchised centers plus the royalty income from three new franchised centers, and other revenue as the result of the sales of company-owned centers to franchises.

After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three month period ended December 31, 1996 is $3,667 as compared to a loss of $4,043 for the same period in 1995. Consequently, the company had $.001 income per common share, on a fully diluted basis for the three month period ended December 31, 1996, as compared to a loss $.001 for the same period in 1995. Net income for the nine month period ended December 31, 1996 is $47,170 as compared to $43,487 for the same period in 1995. Income per common share, on a fully diluted basis, for the nine month period ended December 31, 1996 is $0.02, which is the same for that same period in 1995.

In looking ahead, construction on a new center has just been completed with an opening for business scheduled for March 1997. The Company is actively advertising its franchise opportunities and expects to find qualified individuals that will either buy any of the newly developed and operational centers or purchase individual franchise licenses for development by the franchise licensee. The company is concentrating its efforts primarily in the mountain states, where Tunex franchises are already in operation, and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty on gross sales. The cost of master franchises is dependent on the size of the area involved.








           ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  Attached is the Financial Data Schedule, Exhibit
Reference Number 27

FORM  8-K:     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.

Date:  February 11, 1997           By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)