Form 10KSB
period 1997-03-31
TUNEX INTERNATIONAL INC /UT/
filed 1997-06-30
CIK 806129

9

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]     Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended March 31, 1997, or

[  ]     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from to

                  Commission File No.  0-15369

                    TUNEX INTERNATIONAL, INC.
         (Name of small business issuer in its charter)

             Utah                           87-0416684
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

556 East 2100 South, Salt Lake City, Utah           84106
(Address of principal executive offices)         (Zip Code)

           Issuer's telephone number:  (801) 486-8133

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock $0.001 Par Value
                        (Title of class)

      Check whether the Issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $1,721,599

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 1997 was $150,097.

     Check whether the issuer has filed all documents and reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court.   Yes  [X]   No  [  ]

      As of March 31, 1997, the Issuer had outstanding 1,248,415 shares of its common stock, par value $0.001.

                        TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                    Page
                                                          Number
Part I

1.    Description of Business                                   1

2.    Description of Properties                                 3

3.    Legal Proceedings                                         5

4.    Submission of Matters to a Vote of Security Holders       5

Part II

5.    Market for Common Equity and Related Stockholder          6
      Matters

6.    Management's Discussion and Analysis of Fiancial          6
      Condition and Results of Operations

7.    Financial Statements                                      8

8.    Changes in and Disagreements                              8
      on Accounting and Financial Disclosure

Part III

9.    Directors and Executive Officers; Compliance              9
      with Section 16(a) of the Exchange Act

10.   Executive Compensation                                   10

11.   Security Ownership of Certain Beneficial                 12
      Owners and Management

12.   Certain Relationships and Related Transactions           14

13.   Exhibits and Reports on Form 8-K                         14

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Tunex International, Inc. (the "Company") is engaged in the business of providing to the general public, diagnostic tests and evaluations of the performance of automotive engines and engine related systems, and all related inspections, services and repairs through "Tunex Service Centers" that are owned and operated by the Company or are owned by licensed franchisees and operated by them or this company. Currently there are 23 company and franchisee-owned Tunex Service Centers in operation. The Company also offers, through licensing individual Tunex Service Center franchises and area master franchises to qualified individuals or entities.

HISTORY AND ORGANIZATION

The Company was incorporated in the State of Utah on September 2, 1981, under the name of Leggett, Inc., and is publicly held. In September of 1983, the Company entered into a business merger with Tunex, Inc., a closely held Utah corporation, pursuant to which Tunex, Inc., became a wholly owned subsidiary of the
Company. In September of 1985, the Company acquired all the assets of Tunex, Inc. and changed its name to Tunex International, Inc.

Tunex, Inc., the predecessor of Tunex International, Inc., was founded in 1972 on the idea of providing an analysis of the performance of an automobile's engine and engine related systems as a service to the consumer and thereby inform the consumer of existing conditions and problems, if any. This idea was later expanded to also perform the recommended services and repairs, with the customer's approval, and guarantee the parts and labor associated with these services and repairs for 6 months or 6,000 miles.

The first service center began operating in June of 1974, in Murray, Utah. Tunex, Inc., sold its first franchise license in February of 1975 and at the same time established a franchise headquarters along with training facilities and other support services.

Uncontrolled expansion, under-capitalization, and a failed merger attempt forced the company in February 1989, to seek protection under Chapter-11 of the U.S. Bankruptcy Code. Under new management, the Company reorganized by consolidating and reducing company operations, and at the same time reduce lease liabilities, and strengthen its franchising system by signing new and equitable agreements with many of its existing franchise owners. In May 1990, a plan of reorganization was confirmed by the Bankruptcy Court whereby pre-petition debt, except for unpaid taxes, was converted to preferred and common stock. Only unpaid taxes are still being paid by an agreed to schedule until the year 1999. The bankruptcy court issued a final decree on September 19, 1995 and thereby closed this case.

The Company and its franchisees continue to market the Tunex services in the states of Arizona, Colorado, Idaho, Nevada, Ohio, Utah and Puerto Rico. The Company provides diagnostic engine performance services and other engine related services and repairs to the consumer in selected market areas in these states and plans to continue and expand in these areas, and some surrounding states, by developing and opening new company owed and franchised Tunex service centers, on a gradual basis.

BUSINESS OPERATIONS

     General

Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and
analyzing    systems,   such   as   ignition,   fuel   injection,
carburetion,   emission,  computer  controls,  air  conditioning,
heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as
lubrication,  emissions  testing and safety  inspections.   These
services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least six and, in many cases, eight service bays equipped with modern
diagnostic/service   equipment  and  instruments,   meeting   the
Company's  specifications.  At the present  time,  there  are  23
Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of
Puerto  Rico.   Of the 23 Tunex centers open, 19  are  owned  and
operated by franchisees, one is owned by a franchisee and operated by the Company and 3 are company owned and operated.

Tunex completely "tunes" an engine along with repairs and services of all under-the-hood systems to new car performance in contrast to general automotive repair facilities or "quick tune" and maintenance service specialty shops which generally install spark plugs, make a few adjustments (the so-called maintenance tune-up) and considers the job done. It is the Tunex diagnostic first method that separates this Company from others, together with the approach of solving a need or problem first and then pointing out potential problems rather than just performing tune-ups or maintenance procedures. Tunex gives a written guarantee of satisfaction; and the guarantee is good at all Tunex centers no matter where the original work was performed.

To accomplish this, Tunex first makes a complete study of the engine's performance with its trademark engine performance analysis and visual inspection. This procedure, performed quickly while the customer waits or watches, accurately pin-points any and all problems in a car's engine, and related systems. The in-depth analysis and inspection also reveals potential problems that require correction or maintenance before a breakdown occurs. The complete analysis is then reviewed with the customer. Only needed repairs or maintenance, which the customer authorizes, and are clearly specified on the customer's report, are undertaken and performed at posted prices. Only high quality parts are used.

After each repair, replacement, or adjustment, the work is electronically quality-control tested. Performance is considered satisfactory only when readings meet or exceed manufacturer's "new car" specifications for the make and model of the car being serviced. The vehicle is then test driven to assure top performance.

Tunex has developed and owns a customized Point-of-Service computer software program which aids in getting accurate problem symptoms and vehicle information, maintains service records and other data of the customer and his vehicles, monitors inventory, costs, along with accounting information, and provides the customer with a personalized guarantee on the work performed.

Most services at Tunex centers are scheduled by appointment. A comfortable, clean, and professional looking waiting room is provided for those customers who want to wait while the work is being done. Shuttle services are made available for customers who have to return home or to work. All these Tunex services are available on a fleet basis to contractors and other businesses.

     Employees

The Company currently has twenty-four full-time employees consisting of fourteen technical personnel, four service center managers and six headquarters employees who are responsible for executive, accounting, administrative, development, training and franchise support functions.

     Competition

To the best of its knowledge and in the opinion of management, Tunex is one of the most experienced franchise operations in this particular specialized segment of the automotive aftermarket business. Though there are larger "tune-up", preventative maintenance and specialized car care chains and franchises throughout the United States, management believes that none of these are as specialized in their operating system and perform the services as extensively and as expertly as Tunex.

The primary objective of the Company is to use its experience from being the oldest and most experienced company in its field to establish a position as the most prominent automotive engine performance specialty service business in its region, and ultimately in the country.

     Recent Developments

Over the period from August 1995 to March 1997 the Company has added, through franchise licensing and its own development, four new service centers to its long established franchise system of 19 centers, representing a 21% growth rate over that eighteen months time period.

Same-store sales for the 19 established Tunex Service Centers continued to increase, with 1996 sales of $6.8 million versus sales of $6.4 million in the prior year, for an annual increase of 5.3%. System-wide sales, with the addition of the four new centers, were 7.5 million for an increase of 18% over the prior year..

Starting  in  September  1996, two  company  owned  centers  were
repurchased   by   the  then  Vice  President  and  Director   of
Operations and converted to Tunex franchises.

The  Company  has signed leases for the development  of  two  new
Tunex centers in the Utah region. These developments have since been subleased and franchised to individuals and will be open and operational by August and October respectively.

The recently contracted and developed proprietary Point-of-Service software program, named REVS*UP, is now completed. It has been installed in most of the established Tunex Service Centers, in all new centers and is ready for sale and installation in future Tunex Service Center counters.

                 ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal offices, training center, warehouse, and the company operated service center are located at 544-566 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $2,300.00 per month under a lease that has been extended to expire in December 2002.

The  Company  presently leases the following properties  for  the
Tunex  Service  Centers having principal terms as follows.   Some
properties are subleased to franchisees where indicated:


                             Monthl  Expiration    Premises
Location                     y       Date
                             Rental

7061 Sheridan Boulevard      $1,450  March 1998    Company
Westminster, Colorado                              Operated

535 North Murray Boulevard   $2,352  July 2000     Company
Colorado Springs, Colorado                         Operated

2664 East 17th Street        $2,994  January 2001  Subleased
Idaho Falls, Idaho

2855 South Alma School Road  $3,245  August 1997   Subleased
Mesa, Arizona

4909 South Highland Drive    $1,387  September     Subleased
Salt Lake City, Utah                 1997

5970 Dixie Highway           $2,185  January 1998  Subleased
Fairfield, Ohio

2494 South Highway 91        $3,300  May 2016      Subleased
Bountiful, Utah

1141 W. Antelope Dr.         $3,416  February      Subleased
Layton,  Utah                        2006

501 Malley Drive             $2,000  May 2006      Company
Northglenn, CO                                     Operated

5762 So. Harrison Blvd.      $3,375  February      Subleased
South Ogden, Utah                    2012

3549 So, 5600 West           $3,600  April 2012    Subleased
West Valley    , Utah                              (Under
                                                   Construction)
7850 So. 3300 West           $3,450  May 2012      Subleased
West Jordan, Utah                                  (Under
                                                   Construction)

Other than these leased properties the Company has no interest in any other property.

                    ITEM3. LEGAL PROCEEDINGS

The Company has filed suit through the District Court of Utah to recover the balance of a defaulted promissory note in the amount of $6,000.00 from a former employee. The defendant has made counter claims, which are now in the discovery phase of the suit.

Other than this law suit there are no legal proceedings against this Company or by this Company.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last fiscal quarter, the Company did not submit any matter to a vote of its security holders.

                             PART II

                ITEM 5. MARKET FOR  COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 1997, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

Quotations for the Company's common stock appear on the over-the-counter bulletin board under the symbol: TNEX.


Quarter Ended                    Low Bid            High Bid
                                 (Common Stock)     (Common Stock)

June 30, 1995                     $0.75               $0.625
September 30, 1995                $0.625              $0.50
December 31, 1995                 $0.625              $0.50
March 31, 1996                    $0.50               $0.50

June 30, 1996                     $0.625              $0.625
September 30, 1996                $0.50               $0.50
December 31, 1996                 $0.375              $0.3125
March 31, 1997                    $0.25               $0.25

As of May 31, 1997, the Company has approximately 695 holders of record of its common stock.

The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.

           6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

Total revenue has decreased to $1,721,599 in 1997 from $2,074,890 in 1996. This decrease is primarily the result of service and parts sales coming from three instead of five company owned service centers for more than one-half of the fiscal year 1997, plus the effects of lower sales from a newly opened company owned center. Royalty income from franchised service centers increased to $207,082 in 1997 from $160,391 in 1996, the result of more franchised service centers contributing in 1997.

Income from operations before income tax is $ 87,885 in 1997 as compared to $ 76,130 in 1996. This represents an increase of 15% over the previous year. This growth in income is the result of the sale of two new franchises and the sale/conversion of company owned service centers to franchised centers.

In fiscal year 1994 the Company benefited from a considerable increase in deferred tax benefits recognized on the books, resulting from prior period (pre-petition) operating losses. As a result of this increase in the deferred tax benefits the Company now shows a total income tax expense of $24,195 in 1997 and $17,217 in 1996. The federal income tax portion of this expense is offset by these tax benefits and no federal income taxes are payable. Additionally the Company's remaining net operating loss, which is available to offset federal income tax, totals approximately $2,200,000, as of March 31, 1997.

After giving effect to income tax expense and the changes in the deferred tax benefits, the Company recognized the net income of $ 82,700 in 1997 as compared to $71,442 in fiscal year 1996. Consequently, the Company had net income per common share after taxes on a fully diluted basis of $.04 in 1997 as compared to $.03 in 1996.

The company has developed and readied for operation two new service centers with one of these centers having been franchised during that process. The other center is now operated by the Company with the intent to franchise that center on a conversion basis. The Company plans to continue the development of new centers on a schedule that is based on the frequency of the sales and conversions to franchises of these company-developed centers. In addition to these turn-key conversions, the Company expects to sell additional franchises in fiscal year 1998. New franchise licenses cost $19,000, with an optional development fee of $6,000, or a total of $25,000. In addition, new franchisees pay a royalty to the Company equal to 5% of gross sales by the franchised service center. The Company sold a master franchise covering Puerto Rico and the Caribbean basin in March of 1995. The master franchise contemplates an initial development of three service centers, with the first service center now in full operation. The Company will continue to offer master franchises in other parts of the country.

Liquidity

The Company's cash has increased from $49,870 in 1996 to $61,262 in 1997. Two interest-bearing certificates of deposit classified as investment in the previous year in the amount of $156,410 were primarily used in the development of two newly developed company owned centers, including start-up expenses.

The Company's working capital decreased from $ 158,274 in 1996 to $ 134,965 in 1997. This decrease is primarily the result of the reduction of investments. Notes payable-related party have decreased from $162,280 in 1996 to zero in 1997 and pre-petition liabilities have decreased from $242,993 in 1996 to $166,783 in 1997.

Goodwill of $245,627, part of the assets in 1996, has decreased to zero in 1997, the result of the sale and conversion to franchises of two company owned service centers. This sale has also increased receivables of $162,529 in 1996 to $251,579 in 1997.

Net income from current operations, have resulted in an increase to the Company's stockholder's equity from $ 455,487 in 1996 to $498,187 at the end of fiscal year 1997.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and the implementations of its plan to continue the development of service centers for sale to prospective franchisees, on a limited basis.

                  ITEM 7. FINANCIAL STATEMENTS

The balance sheets of the Company as of March 31, 1997, and 1996 and the related statements of operations, stockholders' equity, and cash flows for the two years ending March 31, 1997 and March 31, 1996, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-1. (See the index to financial statements on page 15.)

       ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

     None.

                            PART III

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

      The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name                  Age   Positions Held                  Since

Edward Dallin Bagley   58   Chairman of the Board            1990

Rudolf Zitzmann        62   President, Chief Executive       1985
                            Officer and Director

George V. South        48   Secretaty, Controller            1993

Larry R. Hendricks     54   Director                         1990

Peter R. Genereaux     64   Director                         1990


All directors and executive officers serve until the next annual meeting of the shareholders and directors, respectively, and until their successors are elected and qualified.

Edward Dallin Bagley became a director of the Company in May 1990. He has been actively involved in the securities industry for the past twenty years. From 1986 to 1990, Mr. Bagley has owned and operated Bagley Securities, Inc., a Salt Lake City stock brokerage firm. Mr. Bagley is now an investment and financial consultant and also an attorney and member of the Utah State Bar. In addition, he is a director of ION Laser Technology, Inc., Gentner Electronics, Inc., and Mining Services International Corporation., all publicly-held corporations.

Rudolf Zitzmann became President and CEO of the Company in February 1989. Prior to May 1988, Mr. Zitzmann had served as
Vice President of Franchise Development and Secretary and has been a director of the Company since 1985.

Larry R. Hendricks became a director of the Company in May 1990 and served as Secretary/Treasurer of the Company for a period through April 1991 and again from August 1993 to
August  1996. Prior to that period, Mr. Hendricks  served  as the President of Western Heritage Thrift and Loan. In October 1990 Mr. Hendricks became President of A&R Meats. A&R Meats sold the business to Daily Foods, Inc., effective September 3, 1991, and Mr. Hendricks was appointed General Manager and Secretary/Treasurer of Daily Foods, Inc., at that time. Mr. Hendricks has been a certified public accountant since 1971 and is a member of the AICPA and UACPA.

Peter R. Genereaux became a director of the Company in June 1990. Mr. Genereaux has been the President of the Executive Resource Group and Turnaround Resources, Inc. for the last 7 years and has over 35 years of experience as a CEO, a marketing and sales executive, and as a consultant in the management of change, uncertainty and crises with various small and large companies, including IBM, McGraw Hill, Metropolitan Life, and Unisys. Mr. Genereaux is now the President of the Utah Information Technologies Association.

George V. South became the controller of the Company in July 1993 and a Secretary of the company in August 1996. Prior to his employment with this company, Mr. South served as controller of A&R Meats and the Fernwood Candy Company.

Compliance with Section 16(a) of the Exchange Act

To the best of the Company's knowledge, all Forms-3 and 4 required to be furnished to this registrant under Rule 16(a)-3(d) and Forms-5 have been furnished to the Company by all its directors, officers, and beneficial owners of more than 10% of all classes of the Company's equity securities; and each such person has filed these Forms on a timely or amended basis.

                 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation of the chief executive officer of the Company during the last three years:


                         Annual Compensation           Long-Term
                                                     Compensation
Name and Principal
  Position            Year     Salary     Bonus          Options

Rudolf Zitzmann,      1995    $46,000     $2,000      38,000 Shares
CEO                   1996    $48,000      None           None
                      1997    $50,000      None           None

No officer has received annual salaries and bonuses in excess of $100,000.

Stock option agreements for a total of 95,000 shares have been issued to a Director, and the Executive Officer, at an exercise price of $.50 per share. Options are exercisable immediately and are to expire July 31, 1997.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year - End Option Values

                                                              Value of
                    Shares                 Number of        Unexercisable
                   Acquired     Value     Unexercised        in-the-money
Name             on Exercise   Realized  Options @ FY-End  Options @ FY-End

Rudolf Zitzmann      None       $00.00    35,000 shares       $17,500.00
                                          (exerciseable)

Each of the Company's directors receive $200 for each directors' meeting attended.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

The following table sets forth, as of May 31, 1997, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

                                       Amount & Nature
Title of       Name & Address of          Nature of      Percent of
 Class         Beneficial Owner       Beneficial Owner     Class

 Common    Caroline C. Bagley (1)          166,666        13.4
           8 Shadow Wood Lane
           Sandy, UT 84092

 Common    Edward Dallin Bagley (2)        110,500         8.9
           8 Shadow Wood Lane
           Sandy, UT 84092

 Class-A   Edward Dallin Bagley            200,000 (3)    33.3
Preferred  8 Shadow Wood Lane
           Sandy, UT 84092

 Common    Larry R. Hendricks (2)          108,000         8.7
           2373 South Bountiful Blvd.
           Bountiful, UT 84010

 Class-A   Larry R. Hendricks              200,000 (3)    33.3
Preferred  2373 South Bountiful Blvd.
           Bountiful, UT 84010

 Common    Rudolf Zitzmann (2)             152,358        12.2
           2111 Sahara Drive
           Salt Lake City, UT 84124

 Class-A   Rudolf Zitzmann                 200,000 (3)    33.3
Preferred  2111 Sahara Drive
           Salt Lake City, UT 84124

 Common    Peter Genereaux (2)             10,500         00.8
           1805 E. Severn Dr. Unit B
           Salt Lake City, UT  84124

 Common    Edward N. Bagley &              100,000         8.0
           Helen Y. Bagley,Trustees
           Bagley Family Revocable Trust
           8987 St. Ives Drive
           Los Angeles, CA  90069

 Common    All Directors and Officers      381,358        30.6
           (as a group)

 Class-A   All Directors and Officers      600,000        100.0
Preferred  (as a group)


(1)  Caroline L. Bagley is the spouse of Edward Dallin Bagley,  a
Director of the Company.

(2)   These  persons  are  all  of the  Directors  and  Executive
Officers of the Company.

(3) The holders of the Class-A Preferred Stock are entitled, voting as a class, to elect one of the five directors of the Company, but are not entitled to vote on any other matter submitted to the shareholders for approval. The Class-A Preferred Stock is convertible to common stock of the Company at the rate of one-share of common stock for each of Class-A Preferred Stock. Assuming each of the persons indicated converted his shares of Class-A Preferred Stock individually and no other shares were converted, Mr. Zitzmann would hold 352,358 shares, Mr. Hendricks would hold 308,000 shares and Mr. Bagley would hold 310,500 shares of Company's common stock, or approximately 19.0%, 16.7% and 16.8% respectively of the then issued and outstanding shares. If all shares of Class-A Preferred Stock were converted, these persons would hold an aggregate of 970,858 shares of common stock, or approximately 52.6% of the then outstanding shares.

               ITEM 12. CERTAIN RELATIONSHIPS AND
                      RELATED TRANSACTIONS

The Company's plan of reorganization provided for the issuance of 600,000 shares of Class A convertible preferred stock, par value $0.50 ("Class A Stock"), to a secured creditor. The Class A Stock has a preference in liquidation over all other classes of stock in the amount of the par value. Dividends accrue on the
Class A Stock at the rate of 10% of the par value, are payable out of assets of the Company legally available therefrom on the 90th day following the end of each one year period commencing June 1, 1990, and are noncumulative. The Class A Stock is subject to redemption by the Company at $1.00 per share, and may be converted by the holder to common stock of the Company at the rate of one share of common stock for one share of Class A Stock. The secured creditor entitled to receive the Class A Stock under the plan of reorganization filed its own petition in bankruptcy, and during the course of that proceeding a dispute arose between various parties regarding the proper issuance of the Class A Stock. While this dispute was pending, Edward Dallin Bagley, Larry R. Hendricks, and Rudolf Zitzmann, all officers and/or directors of the Company, negotiated for the acquisition of the Class A Stock for their own accounts. As a result of these negotiations, they each purchased in October 1991, 200,000 shares of the Class A Stock at a purchase price of $11,000.

On August 30, 1996 the Company re-sold and re-franchised it service centers in West Valley City, Utah and Bountiful, Utah back to Frank Larsen then Vice President and Director of Operations of the Company. The transaction was the result of Mr. Larsen's desire to return to the franchise ownership portions of the Tunex system with the plan of acquiring additional Tunex franchises.

Based on net earnings, equipment and inventory values, the sales price for the two centers was $366,000, the same price that the centers were purchased for in January 1995. Payment for both centers was in the amount of 80,000 shares of the Company's common stock, the cancellation of additional stock commitments and promissory notes along with the issuance of a new and secured promissory note.

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

See  Table of Contents to financial statements appearing on  Page
16.

EXHIBITS:

None

REPORTS ON FORM 8-K:

No reports on Form 8-K were filled during the last fiscal quarter of its fiscal year ended March 31, 1997.

                           SIGNATURES

Pursuant to the requirements of section 13(e) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TUNEX INTERNATIONAL, INC.
Registrant

By:  /s/ Rudolf Zitzmann
         Rudolf Zitzmann, President
         (Principal Executive)


Date:  June 27, 1997

In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:  /s/ Rudolf Zitzmann, Director
Date:  June 27, 1997

By:  /s/ Edward Dallin Bagley, Director
Date:  June 27, 1997

By:  /s/ Larry R. Hendricks, Director
Date:  June 27, 1997

                    TUNEX INTERNATIONAL, INC.

                  INDEX TO FINANCIAL STATEMENTS

                                                             Page

INDEPENDENT AUDITOR'S REPORT                                  F-1

BALANCE SHEETS, March 31, 1997, 1996                          F-2

STATEMENT OF OPERATIONS                                       F-3
   Year Ended March 31, 1997, 1996

STATEMENTS OF STOCKHOLDERS' EQUITY                            F-4
   Years Ended March 31, 1997, 1996

CASH FLOW STATEMENTS                                        F-5,6
   Year Ended March 31, 1997, 1996

NOTES TO FINANCIAL STATEMENTS                       F-7 thru F-14

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To The Board of Directors
Tunex International, Inc.

We have audited the accompanying balance sheet of Tunex International Inc. as of March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of March 31, 1996, were audited by Christensen, Gyllenskog & Company, P.C., who merged with Sorensen, Vance & Company, P.C. as of November 1, 1996, and whose report dated June 14, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Salt Lake City, Utah
June 13, 1997

                    TUNEX INTERNATIONAL, INC.
                         BALANCE SHEETS
                     MARCH 31, 1997 AND 1996

                                                      1997         1996
     ASSETS
Current assets:
 Cash and cash equivalents                        $    61,262 $    49,870
 Investments, held-to-maturity                             --     156,410
 Receivables                                          133,588     115,865
 Inventories                                           62,863      85,377
 Deferred income tax benefit                           18,900      18,900
 Other current assets                                  10,230       6,828
     Total current assets                             286,843     433,250
Property and equipment, at cost, less accumulated
 depreciation and amortization of $321,503 and
 $375,375 for 1997 and 1996, respectively             214,757     174,646
Other assets:
 Receivables, long-term                               117,991      46,664
 Idle equipment                                         9,210       8,910
 Goodwill, net of accumulated amortization of $16,165
   and $45,480 for 1997 and 1996, respectively             --     245,627
 Trademarks, net of accumulated amortization of $136
   and $46 for 1997 and 1996, respectively              1,229       1,319
 Deposits                                               6,386      41,086
 Deferred income tax benefit, net of current portion  151,200     170,100
     Total other assets                               286,016     513,706
       Total Assets                                $  787,616  $1,121,602

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit                                    $      --   $   35,000
 Current portion of notes payable - related party         --       34,141
 Obligations under capital leases - current portion   18,153        8,500
 Current portion of prepetition liabilities           52,196       56,963
 Accounts payable                                     21,738       29,952
 Accrued payroll and related liabilities              52,665       81,075
 Accrued expenses                                      7,126       29,345
     Total current liabilities                       151,878      274,976
Commitments                                               --       60,000
Notes payable - related party, net of current portion     --      128,139
Obligations under capital leases,
  net of current portion                              22,964       16,970
Prepetition liabilities, net of current portion      114,587      186,030
     Total liabilities                               289,429      666,115
Stockholders' equity:
 Preferred stock, Class A, par value $.50 per share;
   1,000,000 shares authorized; 600,000 shares
   issued and outstanding                            300,000      300,000
 Preferred stock, Class B, par value $1.00 per share;
   1,000,000 shares authorized; 497,262 and 501,917
   shares issued and outstanding in 1997 and 1996,
   respectively                                      497,262      501,917
 Common stock, par value $.001 per share;
   50,000,000 shares authorized; 1,248,415
   and 1,326,005 shares issued and outstanding
   in 1997 and 1996, respectively                      1,248        1,326
 Additional paid-in capital                        3,748,641    3,783,908
 Accumulated (deficit)                            (4,048,964)  (4,131,664)
     Total stockholders' equity                      498,187      455,487
       Total Liabilities and Stockholders' Equity $  787,616   $1,121,602


The accompanying notes are an integral part of the financial statements.

                      TUNEX INTERNATIONAL, INC.
                       STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                   1997            1996

Sales and other revenues:
 Service and parts                            $   1,403,026   $  1,886,999
 Royalty income                                     207,082        160,391
 Franchise licensing income                          69,750         27,500
 Gain on sale of franchises                          41,741             --
     Total revenue                                1,721,599      2,074,890

Cost of goods sold                                  676,387        849,183

     Gross profit                                 1,045,212      1,225,707

Selling, general and administrative expenses        957,327      1,149,577

     Operating income                                87,885         76,130

Other income (expense):
 Interest income                                     11,068         15,031
 Interest expense                                   (26,519)       (34,943)
 Loss on disposition of equipment                    (3,300)            --

     Total other (expense)                          (18,751)       (19,912)

     Income before income taxes and
       extraordinary item                            69,134         56,218

Income taxes                                        (15,648)       (10,917)

     Income before extraordinary item                53,486         45,301

Extraordinary item - reduction in
  prepetition liabilities and related interest
  expense (net of tax of $8,547 and $6,300
  for 1997 and 1996, respectively)                   29,214         26,141

     Net income                               $      82,700   $     71,442



Earnings per common share and common share equivalent
(primary and fully diluted):

     Net income before extraordinary item         $  .03        $  .02
     Extraordinary item                              .01           .01

     Net income                                   $  .04        $  .03

The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
               STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                        Class A             Class B
                    Preferred Stock      Preferred Stock       Common Stock
                    Shares    Amount     Shares   Amount      Shares   Amount

Balances,
  March 31, 1995   600,000  $ 300,000   586,686  $ 586,686  1,193,410 $ 1,193

Restricted common
  shares - sold
  for cash              --         --        --         --     53,500      54

Restricted common
  shares issued in
  conjunction with
  asset purchase        --         --        --        --      40,000      40

Class B, preferred
  shares converted
  to common shares      --         --    (84,769)  (84,769)    39,095      39

Net income for
  the year ended
  March 31, 1996        --         --        --        --          --      --

Balances,
  March 31, 1996   600,000    300,000   501,917   501,917   1,326,005   1,326

Cancellation of
  common shares in
  conjunction with
  asset sale            --         --         --       --     (80,000)    (80)

Class B, preferred
  shares converted
  to common stock       --         --     (4,655)   (4,655)     2,410       2

Net income for
  the year ended
  March 31, 1997        --         --         --        --         --      --

Balances,
  March 31, 1997   600,000  $ 300,000    497,262  $497,262  1,248,415 $ 1,248

Continued - next page.

The accompanying notes are an integral part of the financial statements.

Continued
                    TUNEX INTERNATIONAL, INC.
               STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                           Additional                            Total
                            Paid-in          Accumulated      Stockholders'
                            Capital            Deficit           Equity

Balances,
  March 31, 1995          $3,665,897         (4,203,106)       $ 350,670

Restricted common
  shares - sold
  for cash                    13,321                 --           13,375

Restricted common
  shares issued in
  conjunction with
  asset purchase              19,960                 --           20,000

Class B, preferred
  shares converted
  to common shares            84,730                 --               --

Net income for
  the year ended
  March 31, 1996                  --             71,442           71,442

Balances,
  March 31, 1996           3,783,908         (4,131,664)         455,487

Cancellation of
  common shares in
  conjunction with
  with asset sale           (39,920)                 --          (40,000)

Class B, preferred
  shares converted
  to common stock             4,653                  --               --

Net income for
  the year ended
  March 31, 1997                 --              82,700           82,700

Balances,
  March 31, 1997         $3,748,641         $(4,048,964)       $ 498,187

The accompanying notes are an integral part of the financial statements.

                      TUNEX INTERNATIONAL, INC.
                       STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                          1997       1996
Cash Flows From Operating Activities:
 Net Income                                            $   82,700 $   71,442

Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                             33,831     43,621
 Reduction of prepetition liabilities and related
   interest expense                                       (37,761)   (32,441)
 Loss on inventory due to obsolescence                     14,333         --
 Loss on disposition of idle equipment                      3,300        950
 Change in allowance for doubtful accounts                 (4,944)     5,000
 (Increase) in receivables                                (13,976)   (24,590)
 (Increase) in other current assets                        (3,402)    (3,471)
 (Increase) in inventories                                (28,491)   (16,276)
 Decrease in goodwill on franchises sold                   19,017         --
 (Increase) in deposits                                    (2,000)    (2,021)
 Decrease in deferred income tax benefit                   18,900     14,064
 (Decrease) increase in accounts payable                   (8,214)     1,328
 (Decrease) increase in accrued payroll and related
   liabilities                                            (28,410)     8,858
 (Decrease) increase in accrued expenses                   (3,215)       110
 Total adjustments                                        (41,032)     (4,868)

 Net cash provided by operating activities                 41,668      66,574

Cash Flows From Investing Activities:
 Proceeds from investments, held to maturity              156,410      39,578
 Collections on notes receivable                            8,333       5,728
     Purchase of equipment                                (68,406)    (19,069)
 Deposits on equipment                                         --     (27,600)
 Expenditures for trademarks                                   --      (1,365)

 Net cash provided by (used in) investing activities       96,337      (2,728)

Cash Flows From Financial Activities:
 Proceeds from issuance of common stock                        --      13,375
 Net borrowings (payments) on line of credit              (35,000)         --
 Principal payments on capital lease obligations          (23,136)    (14,772)
 Principal payments on notes payable - related party      (11,024)    (31,302)
 Court authorized payments on prepetition debt            (57,453)    (56,028)

 Net cash (used in) financing activities                 (126,613)    (88,727)

Continued - next page

The accompanying notes are an integral part of the financial statements.

Continued -           TUNEX INTERNATIONAL, INC.
                       STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                           1997        1996

Net increase (decrease) in cash and cash equivalents       11,392     (24,881)

Cash and cash equivalents, beginning of year               49,870      74,751

Cash and cash equivalents, end of year                 $   61,262  $   49,870



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Schedule of Noncash Investing and Financing Transactions:
    Equipment acquired under capital lease obligations. $  55,271       9,568

    Deposits reclassified to equipment.                    36,700          --

    Equipment reclassified to idle equipment, net of
      accumulated depreciation of $400 for 1997.            3,600       3,000

    Franchise sales consisted of the following noncash
    components:
    - Distribution of property and equipment, net of
        accumulated depreciation of $73,330.              (71,670)         --
    - Distribution of inventory.                          (36,672)         --
    - Elimination of goodwill associated with the sold
        franchises, net of accumulated amortization of
        $37,872.                                         (218,052)         --
    - Return and cancellation of 80,000 shares of common
        stock.                                             40,000          --
    - Cancellation of remaining obligation to issue common
        stock.                                             60,000          --
    - Settlement of notes payable associated with the sold
        franchises.                                       151,255          --
    - Assignment of capital leases payable associated with
        the sold franchises.                               16,488          --
    - Issuance of promissory note receivable.              78,464          --

    Satisfaction of commitment by issuance of common stock.    --      20,000


 Cash Paid During the Year for:

     Interest expense                                  $   26,519  $   15,939

     Income taxes                                      $    3,495  $      183

 The accompanying notes are an integral part of financial statements.

                    TUNEX INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1997 AND 1996


1.SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.     Organization

Tunex International, Inc. (the Company) was incorporated in Utah on September 2, 1981, under the name of Leggett, Inc. In 1983, the Company entered into a business merger with Tunex, Inc., (a closely held Utah corporation) in which Tunex, Inc. became a wholly owned subsidiary of the Company. In 1985, the Company acquired the assets of Tunex, Inc. and changed its name to Tunex International, Inc.

In February 1989, the Company was forced to seek protection under Chapter 11 of the Federal Bankruptcy Code. In May 1990, a plan of reorganization was confirmed (note 11) whereby the Company would continue to market its services and maintain the majority of its service centers located in the Rocky Mountain region. In September, 1995, the final decree closing the Chapter 11 bankruptcy was ordered.

Operations of the Company consist of revenue from Company-owned automobile service centers, sale or conversion of Company-owned service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 1997, the Company was operating three automobile service centers in Colorado and had franchise operations in Arizona, Idaho, Nevada, Ohio, Puerto Rico and Utah.

B.     Significant Accounting Policies

The following significant accounting policies are used by the Company in preparing and presenting its financial statements:

Inventories

Inventories consist of automobile parts and supplies to be sold to the Company's franchises which are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using straight line and accelerated methods over estimated useful lives of the assets as follows:

          Equipment                  5 - 10 years
          Office furniture           5 - 10 years
          Leasehold improvements     5 - 39 years
          Signs                      5 - 10 years

The cost of maintenance and repairs are charged to operating expense when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement allows for the recognition of a deferred tax asset related to the anticipated benefit of tax net operating loss carryforwards, subject to a valuation allowance (see note 6).

Earnings Per Share

Net income per share was calculated based on the weighted average number of shares of common stock outstanding during the year. Preferred A shares, Preferred B shares, stock options and contingent shares to be issued based on the passage of time have all been treated as common stock equivalents in the computation. Total common stock and common stock equivalents were 2,232,005 and 2,271,834 at March 31, 1997 and 1996, respectively.

Revenue Recognition for Franchises

When new service center franchises are sold, a portion of the initial franchise fee and related costs are deferred until all significant commitments and obligations of the Company have been performed. Commitments and obligations of the Company in connection with the sale of franchised service centers generally consist of assisting in location selection; providing construction plans and typical site layouts; providing information regarding possible sources of financing; providing an initial training program for managers and technicians; and providing operations manuals. Additionally, initial franchise fees are deferred when they are collectible over an extended period of time and are recognized by the installment accounting method.

Goodwill and Trademarks

Goodwill and trademarks acquired in previous years were being amortized on a straight-line basis over ten and 15 year lives.
Amortization expense was $8,647 and $20,269 for the  years  ended
March 31, 1997 and 1996, respectively.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents are defined as cash on hand, checking and savings accounts and highly liquid investments with original maturities of three months or less.

Management Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at March 31, 1997 and 1996 and revenues and expenses during the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Reclassifications

Certain 1996 amounts have been reclassified to conform with  1997
classifications.   Such  reclassifications  had  no   effect   on
reported net income.


2.     BUSINESS COMBINATION AND SALE OF FRANCHISES

A.      On  January  3,  1995,  the Company  acquired  two  Tunex
franchises, including goodwill, all items of equipment, furnishings and inventory. The total consideration paid, as adjusted, was $316,000, which included the issuance of 200,000 restricted common shares of stock. Contractually, the restricted shares were valued at $.75 per share, but for financial statement purposes, were valued at $.50 per share. The goodwill reflected in the purchase transaction was accordingly reduced by $50,000. 40,000 shares of common stock were issued each year ended March 31, 1996 and 1995. The liability for commitments at March 31, 1996 represents the remaining 120,000 restricted shares anticipated to be issued over the next three years. The former owner of the franchises became an employee and officer of the Company as part of the transaction.

The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the Company's stock that was issued was allocated to assets based on their estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets acquired has been recorded as goodwill to be amortized on the straight-line basis over 15 years.

B. On August 31, 1996, the Company sold the two franchises, including goodwill, equipment, furnishings and inventory, back to the former owner. The manner of payment consisted of returning the 80,000 shares of common stock that was issued and cancelling the remaining obligation to issue an additional 120,000 common shares; settlement in full of notes payable in the amount of $151,255; and the issuance of a promissory note receivable to the Company in the amount of $78,464. The former owner was terminated as an officer and employee.

3.     INVESTMENTS-HELD-TO-MATURITY

As  of  March  31, 1996, investments consisted of  two  interest-
bearing  certificates of deposit which matured June,  1996.   The
certificates  of deposit were used to secure the line  of  credit
(see note 7).

4.     RECEIVABLES

Receivables currently due are comprised of the following at March
31, 1997 and 1996:

                                              1997      1996
     Trade accounts receivable            $   61,861 $   55,204
     Accounts receivable for royalties        31,723     23,834
     Receivable - related party               26,170     37,240
     Current portion of notes receivable from
       individuals with annual interest rates
       ranging from 6 - 10%                   17,137      9,242
     Interest receivable                       1,753        345
                                             138,644    125,865
     Allowance for doubtful accounts          (5,056)   (10,000)
        Net current receivables           $  133,588 $  115,865

Long-term receivables are amounts due in excess of one year and consist of the following:

                                           1997       1996
     Notes receivable from individuals  $   66,450 $    3,158
     Accounts receivable for royalties      16,922    14,415
     Note receivable from related party     34,619     29,091

        Total long-term receivables     $  117,991 $   46,664


5.     PROPERTY AND EQUIPMENT

The major classifications of property and equipment (including capitalized leases - note 9), at cost, are summarized as follows:

                                           1997       1996
     Equipment                           $ 352,724 $ 369,870
     Office furniture and equipment         79,548    71,498
     Signs                                  29,387    31,538
     Leasehold improvements                 74,601     77,115

        Total property and equipment       536,260   550,021

     Less:   accumulated depreciation
               and amortization           (321,503) (375,375)

        Property and equipment - net     $ 214,757 $ 174,646

Depreciation expense was $20,926 and $18,588 for the years  ended
March 31, 1997 and 1996, respectively. Amortization expense related to capitalized leases was $4,258 and $1,753 for the years ended March 31, 1997 and 1996, respectively.


6.     INCOME TAXES

As of March 31, 1997, the Company has a net operating loss carryforward of approximately $2,203,000 which is available to offset future taxable income. The net operating loss expires in the years 2003 through 2006. A deferred tax benefit of $170,100 and $189,000, has been reflected in the financial statements for the years ended March 31, 1997 and 1996, respectively. The tax benefit is net of a valuation allowance of approximately $293,000. The net deferred tax benefit has been computed based upon estimated taxable income of $90,000 per year during the loss carryover period and an effective income tax rate of 21%. There are no net operating loss carryforwards available for state income tax purposes.

The  tax  expense  reflected  in  the  financial  statements   is
comprised of the following:

                                              1997        1996
   Computed tax expense, using applicable
     federal rates                         $ 23,355     $ 18,148
   Increase (decrease) in income taxes
     resulting from:
     Timing differences                      (4,648)       2,897
     Permanent differences                      467          955
   Total federal tax                         19,174       22,000
   Tax benefit of net operating loss        (19,174)     (22,000)
   Current federal tax                           --           --
   State tax expense                          5,295        3,153
   Decrease in net deferred tax benefit      18,900       14,064
   Total income tax expense                  24,195       17,217
   Income tax related to extraordinary item  (8,547)      (6,300)
                                           $ 15,648     $ 10,917


7.     LINE OF CREDIT

At  March 31, 1996, the Company had a $35,000 note payable  to  a
bank.   The  note was paid in June, 1996, including  interest  at
7.85% and was secured by a certificate of deposit which also matured in June, 1996 (see note 3).

8.     NOTES PAYABLE - RELATED PARTY

In connection with the Company's acquisition of the two Tunex franchises referred to in Note 2, the Company issued the following notes payable to the previous owner of the two franchises who then became an officer and shareholder of the Company as part of the transaction:

                                                         1997       1996
     Note payable in monthly installments of $1,058,
       including interest at prime + 1%                $    --     60,281

     Note payable in monthly installments of $1,267,
       including interest at 8%                             --     41,420

     Note payable in monthly installments of $1,141,
       including interest at 9%.  An annual lump sum
       payment of $8,000 was due each January.              --     60,579
        Total notes payable - related party                 --    162,280

        Less current installments                           --    (34,141)

           Notes payable - related party               $    --  $ 128,139


As  discussed in note 2, the two franchises were sold back to the
previous  owner  on  August  31, 1996.   The  manner  of  payment
included the settlement in full of notes payable to the buyer.

9.     LEASE ARRANGEMENTS

A.     Capital Leases

The Company leases equipment with an original cost of $83,298 and $36,654 and accumulated amortization of $26,012 and $21,753 as of March 31, 1997 and 1996, respectively, under seven long-term capital lease arrangements. The monthly payments total $2,347 including interest at 5.9% to 18.2% and are due at various dates from June 1997 through August 2000.

The following is a schedule of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments:

      Years Ending March 31,

          1998                                    $   23,638
          1999                                        13,809
          2000                                        10,530
          2001                                         2,958

          Total minimum lease payments                50,935

      Less:  amount representing interest            (9,818)

          Present value of net minimum lease
             payments                                 41,117

      Less: current portion                         (18,153)

          Capita lease obligations,
            net of current portion                  $22,964


B.     Operating Leases

The Company also leases space under long-term operating leases which expire in various years through 2008. Several agreements provide for two five-year renewal options. Generally, the Company is required to pay related costs such as property taxes, maintenance and insurance. Rental expenses for operating leases, less amounts paid by sublessees, amounted to $136,377 and $180,139 for the years ended March 31, 1997 and 1996.

Future minimum rental payments, excluding subleases, are as follows:

      Years Ending March 31,

          1998                            $  81,660
          1999                               64,260
          2000                               64,560
          2001                               53,710
          2002                               37,260
          2003 and thereafter               126,145

          Total lease payments            $ 427,595

The Company acts as sublessor with certain franchises on some operating leases and as such is contingently liable in the event that the sublessees do not fulfill their obligation.

10.     PREPETITION LIABILITIES

The   following  prepetition  liabilities  related  to  the  1990 bankruptcy reorganization were unpaid as of March 31, 1997 and 1996:

                                    Current Long-Term  Total
      1997:
        Priority tax claims        $52,196   114,587  166,783
      1996:
        Priority tax claims        $56,963   186,030  242,993

Annual maturities of prepetition debt are as follows:

      1998                        $ 52,196
      1999                          51,323
      2000                          63,264
                                  $166,783

The priority tax claims were scheduled to be paid with interest at 11% over 60 months from June 1, 1990. Under terms of the reorganization (Note 11), interest only payments were due for one year, and then amounts sufficient to amortize principal and interest were due over the remaining 48 months. In March 1993, the Company entered into a modification agreement with the Internal Revenue Service which is the majority priority tax claim creditor. Under the terms of the modification agreement, the interest rate was reduced from 11% to 7% and the monthly principal payment amount was reduced from twelve payments per year to eight payments per year. The effect of this agreement was to extend the payment schedule and enhance the working capital and cash flow situation of the Company.

As part of the closing of the bankruptcy in September, 1995, notification was sent to all the priority tax creditors in an attempt to confirm and finalize the remaining liability prior to bankruptcy closing.

At March 31, 1996, various state and local agencies with amounts currently due totaling $69,105 plus interest have made no contact or attempt to collect their priority tax claim during the entire five year period of the reorganization plan despite the Company's attempts to notify the creditors. Interest at 11% has continued to be accrued on these balances through the five years of the reorganization. These liabilities have an eight year statute of limitations, after which the agencies will lose their ability to pursue collection. Based on the fact that there has been no contact by the various taxing authorities in over five years, management has opted to write off 25% of the outstanding liability and 50% of the accrued interest in the year ended March 31, 1996. The remaining interest accrual and an additional 25% of the outstanding liability were written off in the year ended March 31, 1997. The remaining liability will be written off ratably over the next two years. The remaining balance of
$32,583 and $51,829 has been classified as a non-current liability at March 31, 1997 and 1996, respectively.

11.     STOCK ISSUED RELATIVE TO REORGANIZATION

In 1990, a plan of reorganization was confirmed whereby certain prepetition secured and unsecured creditor claims were exchanged for common and preferred stock. The basic elements of the plan included:

a. Certain officers and directors of the Company invested $50,000 in the company and loaned an additional $100,000 to the Company through a separate corporation. The loan included interest at 9% and was unsecured. This note was subsequently used by the related party to acquire the Sugarhouse franchise. In return for the investment, the new voting corporation received 500,000 restricted shares of common stock which gave the new corporation voting control of the Company following the 25:1 reverse stock split.

b. 600,000 shares of Class A convertible preferred stock were issued to a secured creditor who subsequently took out bankruptcy. In 1992, the shares were purchased from the bankrupt creditor's trustee by certain officers and directors of the Company. The shares are senior to all other classes of preferred and common stock. The preferred stock has a liquidation preference of $.50 per share. Non-cumulative dividends can be paid, as declared, at the rate of 10% per annum on a par value of $.50 per share, commencing with the year following the effective date of the reorganization plan. No dividends have been declared as of March 31, 1997. The Preferred A shares are convertible to common stock on a basis of one share for one share.

c. Unsecured creditor claims were reduced by 65% of the allowed claim. One hundred thousand shares of restricted common stock were issued to unsecured creditors along with one share of Class B preferred stock, at a par value of $1.00 for each full dollar of its reduced claim amount. The Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over ordinary debt. They are nonassessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock commencing on the one year anniversary of the effective date of the reorganization plan. No dividends have been declared as of March 31, 1997. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. Preferred B shares of 4,655 and 84,769 were converted to common stock during the years ended March 31, 1997 and March 31, 1996, respectively.

12.  STOCK OPTIONS

In 1992, the Board of Directors approved a non-qualified stock option plan providing for the issuance of stock options to purchase an aggregate of 75,000 shares of the Company's common stock, with 63,000 shares to be issued to key management personnel and members of the board at an option price of $.25 per share. The options became effective January 1, 1991; vested one-third each year; were cumulative; and expired on December 31, 1995. Options for 53,500 shares were exercised during the year ended March 31, 1996.

During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares of common stock. The options price was $.50 per share and the options expire July 31, 1997. No options were exercised during the year ended March 31, 1997.

13.     RELATED PARTY TRANSACTIONS

The Company has a one year management agreement (terms negotiated annually) with the Sugarhouse franchise which is owned by certain officers and directors of the Company. The agreement calls for such services as accounting and financial management, personnel management and supervision of day-to-day operations. The amount paid for services rendered to the franchise during the term of the current agreement was 2% of gross receipts plus 15% of net pre-tax earnings which resulted in a total of $17,685 and $17,992 for the years ended March 31, 1997 and 1996, respectively. The franchise also reimbursed the Company for any other expenses necessarily and reasonably incurred by the Company in the performance of its duties under the agreement.

The receivable due from this franchise was $26,170 and $28,221 as of March 31, 1997 and 1996, respectively.

14.     ADVERTISING

Advertising    costs,   included   in   selling,   general    and
administrative expenses, are expensed when incurred and amounted to $57,919 and $83,386 for the years ended March 31, 1997 and 1996, respectively.


15.     CONCENTRATION OF CREDIT RISK

Substantially all of the Company's sales are to customers residing in the Rocky Mountain area. Sales can vary in relation to the economic conditions of this area.

As disclosed in note 9, the Company acts as sublessor on some operating leases and is contingently liable in the event that the sublessees do not make payment. The Company has several options for recourse from the sublessees if this were to occur.


16.     GOVERNMENTAL REGULATION

Substantially all of the Company's facilities are subject to federal, state and local regulations regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material adverse effect upon the capital expenditures, net income, financial condition or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.