Form 10-Q
period 1997-06-30
TUNEX INTERNATIONAL INC /UT/
filed 1997-08-15
CIK 806129

10


                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                        FORM 10-QSB



      [X]    Quarterly report under Section 13 or 15(d) of  the
 Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997, or



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

      As  of   June  30,  1996, the Issuer  had  outstanding
1,248,415 shares of common stock.

              PART  I.   FINANCIAL INFORMATION


               ITEM  1.   FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 1997, and the related statements of operations and changes in cash flow for the three month period ended June 30, 1997. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                     TUNEX INTERNATIONAL, INC

                         BALANCE SHEETS


                                      March 31,           June 30,
                                        1997               1997
                                                         Unaudited

CURRENT ASSETS:

     Cash                            $   61,262          $ 103,501

     Receivables - current portion      133,588            109,287

     Parts inventories                   62,863             68,356

     Prepaid expenses                    10,230              9,281

     Deferred income tax benefit         18,900             18,900


               Total Current Assets     286,843            309,326


PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation    214,757            217,369


OTHER ASSETS

     Notes Receivable, less current     117,991            117,991

     Idle Equipment                       9,210              9,210

     Trademarks                           1,229              1,026

     Deposits                             6,386              6,386

     Deferred income tax benefits       151,200            151,200

               Total Other Assets       286,818            85,8213


TOTAL ASSETS                           $787,616           $812,508

                        TUNEX INTERNATIONAL, INC.

                              BALANCE SHEETS

                                           March 31,    June 30,
                                             1997        1997
                                                      (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                        $21,730     $25,815
     Accrued liabilities                      59,791      64,015
     Income taxes payable                      -----       4,900

     Obligations under capital
          leases-current portion              18,153      17,275
     Pre-petition liabilities -               52,196      52,196
          current portion

               Total Current Liabilities     151,878     164,201


LONG TERM DEBT:

     Obligations under capital leases - net
          of current portion                  22,964      22,144

     Pre-petition liabilities, net of
          current portion                    114,587      94,758

TOTAL LIABILITIES                            289,429     281,104

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,415 shares issued & outstanding     1,248       1,248

Preferred Stock, Class A, par value $.50,
     600,000 shares authorized, issued &     300,000     300,000
     outstanding

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding     497,262     497,262

     Additional paid-in capital            3,748,641   3,748,641
     Accumulated Deficit                  (4,048,964) (4,015,747)

     Total Stockholders Equity               498,187     531,404

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $ 787,616   $ 812,508

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS

                                (Unaudited)

                                       For the Quarter Ended June 30,
                                             1997         1996

SALES AND OTHER REVENUE:

  Service and parts sales                 $ 264,175     $ 556,371

  Franchise Royalties                        62,883        48,359

  Franchise Sale (Net of Costs)              17,000        19,000

  Other Revenue                               8,884        43,659

               Total Revenues               352,942       667,389

COSTS AND EXPENSES:

  Cost of service and parts                 168,045       359,015

  General and Administrative                139,794       217,605

  Depreciation                                5,267        10,896

  Interest expense                            4,073         9,226

       Total Costs and Expenses             317,179       596,742

INCOME BEFORE INCOME TAXES                $  35,763     $  70,647

  Current Income Tax Expense                  1,750         3,600

  Deferred Income Tax Expense                 8,800        22,000

NET INCOME                                $  25,213     $  45,047

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT                $     .012    $     .02

                      TUNEX INTERNATIONAL, INC.
                  STATEMENT OF CHANGES IN CASH FLOW
                            (Unaudited)


                                   For the Three Months Ended June 30,
                                                 1997        1996

CASH FLOW FROM OPERATIONS:

  Income                                     $  25,213    $  45,047
  Items not requiring cash:                      5,267       10,896
Depreciation                                    30,480       55,943
  Decrease (increase) in receivables            24,301      (24,821)
  Decrease (increase) in inventories            (5,493)     (23,592)
  (Decrease) increase in accounts payable       13,209       38,697
  Decrease (increase) in prepaid expenses,
     PP&E, capital expenditure in cash         (7,531)      (9,003)
  Decrease in deferred tax benefits              8,800       22,000

     Net cash provided (used) in operation   $  63,766    $  59,224

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt      (19,829)     (20,263)
  Principal payments on capital lease
     obligations                                (1,698)     (10,413)

  (Decrease) increase in Long-term notes        -------     (41,565)

     Net cash provided (used) from financing    (21,527)    (72,241)

     Net cash provided during three months       42,239     (13,017)

     Cash on hand - beginning                    61,262     206,280

     Cash on hand - ending                    $ 103,501   $ 193,173

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material changes in financial condition.

At June 30, 1997, the company's financial condition continued to improve, primarily as the result of a decrease in receivables, causing the working capital to increase from $134,065 on March
31, 1997 to $145,125 on June 30, 1997.

Further reduction of long-term debt, and in particular pre-petition liabilities, has increased stockholders' equity from $498,187 on March 31, 1997 to $531,404 on June 30, 1997.

Management believes that the working capital of the Company is adequate for its current and on going operations and its continuing development of new service centers for conversion to franchised centers on a gradual basis.


Results of operations.

During the three months ended June 30, 1997, the Company's total revenue decreased from $667,389 in 1996 to $352,942 in 1997. This decrease is the direct result of the sale and the conversion to franchises of three company owned centers during the year ended March 31, 1997. The same explains the increase in franchise royalties from $48,359 in 1996 to $62,883 in 1997. The decrease in other revenue from $43,659 in 1996 to $8,884 in 1997 is attributable to the sale of one company owned center in that period of 1996 and represents mostly the sale of goodwill from that center.

For the three month period ended June 30, 1997 the company shows an income from operations, before income tax of $35,763 compared to income of $$70,647 for the same period in 1996. This decrease in income is the direct result of the goodwill realized in the sale of a company owned center during the 1996 period.

After giving effect to income tax expenses and the change a result of deferred tax benefits, the net income for the three months period ended June 30, 1997 is $25,213, as compared to $45,047 for the same period in 1996. Consequently, the Company had net income per common share, on a fully diluted basis of $0.012 for the three month period ended June 30, 1997 as compared to $0.02 for the same period in 1996.

During the three month period ended June 30, 1997, the company operated three centers, including a center still in its first year of operation. During this period the company also had a new franchised center open in South Ogden, Utah and sold one additional franchise license for a center now under development. This increases the total amount of centers in the Tunex system to twenty-four (24) compared to twenty-two (22) at the same period in 1996.

In looking ahead, the company continues to identify new locations for either development by the company for turn-key conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the company.

The company is also actively promoting and offering individual franchise licenses for development by the franchise licensee, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.


           ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:       Attached is the Financial Data Schedule, Exhibit
Reference Number 27

Form  8-K:       None


                           SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TUNEX INTERNATIONAL, INC.



Date:     August 11, 1997          By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)