Form 10QSB
period 1997-09-30
TUNEX INTERNATIONAL INC /UT/
filed 1997-11-13
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

      [X]   Quarterly  report under Section 13 or  15(d)  of  the
Securities  Exchange Act of 1934 for the quarterly  period  ended
September 30, 1997, or

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


      As  of   September  30,  1997, the Issuer  had  outstanding
1,248,215 shares of common stock.

             PART   I.    FINANCIAL INFORMATION


             ITEM   1.     FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of September 30, 1997, and the related statements of operations and changes in stockholders' equity and cash flow for the six month period ended September 30, 1997. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.



                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                           March 31,     September
                                             1997           30,
                                                           1997
                                                        (Unaudited)

CURRENT ASSETS:

     Cash                                 $  61,262     $  86,700

     Receivables - current portion          133,588       109,361

     Parts inventories                       62,863        67,118

     Prepaid expenses                        10,230         6,458

     Deferred income tax benefit             18,900        18,900

           Total Current Assets             286,843       288,537

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation        214,757       214,969

OTHER ASSETS

     Notes Receivable, less current         117,991       117,991

     Idle Equipment                           9,210         9,210

     Trademarks                               1,229         2,272

     Deposits                                 6,386         7,386

     Deferred income tax benefits           151,200       151,200

               Total Other Assets           286,016       288,059

TOTAL ASSETS                              $ 787,616     $ 791,566

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                            March 31,        September
                                              1997              30,
                                                               1997
                                                            (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                       $  21,730       $  10,717
     Accrued liabilities                       59,791          49,891
     Income taxes payable                     -------             800

     Obligations under capital                 18,153          13,767
          leases -current portion
     Pre-petition liabilities -                52,196          52,196
          current portion

             Total Current Liabilities        151,878         127,371

LONG TERM DEBT:

     Obligations under capital leases -
           net of current portion              22,964          21,289

     Pre-petition liabilities, net of         114,587          75,271
           current portion

TOTAL LIABILITIES                             289,429         223,931

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,215 shares issued & outstanding      1,248          1,248

Preferred Stock, Class A, par value $.50,
     600,000 shares authorized, issued
     & outstanding                            300,000        300,000

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding      497,262        497,262

     Additional paid-in capital             3,748,641      3,743,641
     Accumulated Deficit                   (4,048,964)    (3,979,516)
     Total Stockholders Equity                498,187        567,635

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                  $787,616       $791,566

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                     Three Months           Six Months
                                        Ended                  Ended
                                     September 30           September 30
                                  1997          1996       1997      1996

  SALES AND OTHER REVENUE:

    Service and parts sales       $273,165   $390,224   $537,340   $946,595

    Franchise Royalties             63,440     52,115    126,323    100,474

    Franchise Sales
     (Net of costs)                -------   --------     17,000     19,000

    Other Revenue                    8,062     14,073     16,946     57,732

       Total Revenue               344,667    456,412    697,609  1,123,801

COSTS AND EXPENSES:

    Cost of service and parts      172,780    259,447    340,825    618,462

    General and Administrative     127,081    182,806    266,876    400,993

    Depreciation                     5,267      8,107     10,533     19,003

    Interest expense                 3,308      7,114      7,381     16,340

       Total Costs and Expenses    308,436    457,474    625,615  1,054,216

INCOME (LOSS)BEFORE  INCOME        $36,231    (1,062)     71,994     69,003
TAXES

    Current Income Tax Expense       1,800      (100)      3,600      3,500
    (Credit)
    Deferred Income Tax Expense      9,100    (4,000)     18,300     18,000
    (Credit)

NET INCOME                          25,311   $  3,038     50,094    $47,503

NET INCOME PER COMMON SHARE      $   0.012  $     0.0  $   0.024     $ .022
OR COMMON SHARE EQUIVALENT

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                                   For the Six Months Ended September 30,
                                             1997        1996


  CASH FLOW FROM OPERATIONS:

  Income Before Income Taxes              $  71,994    $  69,003
  Items not requiring cash:
  Depreciation                                 10,533     19,003
                                               82,527     88,006
  Decrease (increase) in receivables           24,227    (9,441)
  Decrease (increase) in inventories              679      8,406
  (Decrease) increase in accounts payable     (22,342)   (28,233)
  Decrease (increase) in prepaid expenses,
   PP&E, capital expenditure in cash          (15,951)   (18,547)

     Net cash provided (used) in operation     69,140     40,191

  CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt     (39,317)   (40,493)
  Principal payments on capital lease          (4,386)   (17,401)
     obligations
  (Decrease) increase in long term notes     --------    (96,859)

  Net cash provided (used) from financing     (43,703)  (154,753)

  Net cash provided during six month           25,437   (114,562)

     Cash on hand - beginning                  61,263    206,280

     Cash on hand - ending                  $  86,700   $ 91,718

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material Changes in Financial Condition.

At September 30, 1997, the company's financial condition continued to improve, primarily as the result of a decrease in accounts payable, accrued liabilities and capital lease obligations, causing the working capital to increase from $134,065 on March 31, 1997 to $161,166 on September 30, 1997.

Further reduction of long-term debt, and in particular pre-petition liabilities, has increased stockholders' equity from $498,187 on March 31, 1997 to $567,635 on September 30, 1997.

Management  believes that the working capital of the  Company  is
adequate  for  its  current  and  on-going  operations  and   its
continuing development of new service centers for conversion to franchised centers on a gradual basis.

Results of operations.

During the six months period ended September 30, 1997, the Company's total revenue decreased from $1,123,801 in 1996 to $697,609 in 1997. This decrease is the direct result of reduced services and parts sales due to the sale and the conversion to franchises of three company owned centers during the year ended March 31, 1997. The same explains the increase in franchise royalties from $100,474 in 1996 to $126,323 in 1997. The decrease in other revenue from $57,732 in 1996 to $16,946 in 1997 is attributable to the sale of one company owned center in that period of 1996 and represents mostly the sale of goodwill from that center.

For the six month period September 30, 1997 the company shows as income from operations, before income tax, of $36,231 compared to a loss of $1,062 for the same period in 1996. This increase in income is the result of higher profits in the company owned centers and additional franchise royalties due to a system-wide same-store sales increase of almost 9% in franchised centers plus the royalty income from two new franchised centers, during the 1997 period.

After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three month period ended September 30, 1997 is $25,331 as compared to $3,038 for the same period in 1996. Consequently, the company had $.012 income per common share, on a fully diluted basis for the three month period ended September 30, 1997, as compared to zero income for the same period in 1996. Net income for the six month ended September 30, 1997 is $50,094 as compared to $47,503 for the same period in 1996. Income per common share, on a fully diluted basis, for the six month period ended September 30, 1997 is $0.024 as compared to $0.022 for that same period in 1996.


During the six month period ended September 30, 1997, the company operated three of its own centers and one center that is franchised to an investment entity. During this period the company had a new franchised center open in the Hunter area of West Valley City, Utah. This makes the total amount of centers in the Tunex system twenty-four (24) compared to twenty-two (22) at the same period in 1996.

In looking ahead, the company continues to identify new locations for either development by the company for turn-key conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the company.

The   company   is  also  actively  promoting,  through   printed
advertising and the company's newly established website (www.tunex.com), and is offering individual franchise licenses for development by the franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.

          ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:      Attached is the Financial Data  Schedule,  Exhibit
Reference Number 27

FORM 8-K:     None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.


Date:   November 12, 1997          By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)