Form 10QSB
period 1997-12-31
TUNEX INTERNATIONAL INC /UT/
filed 1998-02-13
CIK 806129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                         FORM 10-QSB

      X    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997, or

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

     As of December 31, 1997, the Issuer had outstanding
1,248,215 share of common stock.

             PART   I.    FINANCIAL INFORMATION

              ITEM   1.    FINANCIAL STATEMENTS

          Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of December 31, 1997, and the related statements of operations and changes in stockholders' equity and cash flow for the nine-month period ended December 31, 1997. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                         March 31,      Dec. 31,
                                            1997          1997
                                                      (Unaudited)

CURRENT ASSETS:

     Cash                                $ 61,262      $ 62,207

     Receivables - current portion        133,588       122,083

     Parts inventories                     62,863        66,479

     Prepaid expenses                      10,230        10,394

     Deferred income tax benefit           18,900        18,900

           Total Current Assets           286,843       280,063

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation      214,757       213,996

OTHER ASSETS

     Notes Receivable, less current       117,991       117,991

     Idle Equipment                         9,210         9,210

     Trademarks                             1,229         3,249

     Deposits                               6,386        10,209

     Deferred income tax benefits,
       less current                       151,200       151,200

           Total Other Assets             286,016       291,859

TOTAL ASSETS                            $ 787,616     $ 785,918

                    TUNEX INTERNATIONAL, INC.

                         BALANCE SHEETS

                                          March 31,    Dec. 31,
                                             1997        1997
                                                      (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                       $21,730    $ 17,774
     Accrued liabilities                     59,791      50,459
     Obligations under capital
            leases-current portion           18,153      10,122
     Pre-petition liabilities -              52,196      50,324
            current portion

        Total Current Liabilities           151,878     128,679


LONG TERM DEBT:

     Obligations under capital leases -
            net of current portion           22,964      20,395

     Pre-petition liabilities, net of
            current portion                 114,587      46,364

TOTAL LIABILITIES:                          289,429     195,438

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,215 issued &  outstanding          1,248       1,248

Preferred Stock, Class A, par value .50,
     600,000 shares authorized, issued      300,000     300,000
     & outstanding

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding    497,262     497,262

     Additional paid-in capital           3,748,641   3,748,641
     Accumulated Deficit                 (4,048,964) (3,956,671)
     Total Stockholders Equity              498,187     590,480

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $787,616    $787,616

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                      Three Months            Nine Months
                                         Ended                   Ended
                                      December 31             December 31
                                    1997        1996        1997        1996

SALES AND OTHER REVENUE:

     Service and parts sales      $ 295,254  $ 224,371    $756,102   $1,170,966

     Franchise Royalties             76,317     53,027     183,484      153,501

     Franchise Sales(Net of costs)   19,000      7,750      36,000       26,750

     Other Revenue                   27,236      7,866      40,855       65,598

         Total Revenue              417,807    293,014   1,016,441    1,416,815

COSTS AND EXPENSES:

     Cost of service and parts      198,374    150,095     488,398      768,557

     General and Administrative     180,257    128,518     407,210      529,511

     Depreciation                     7,022      3,751      15,800       22,754

     Interest expense                 3,849      4,433      10,194       20,773

         Total Costs and Expenses   389,502    286,797     921,602    1,341,595

INCOME BEFORE INCOME TAXES           28,305      6,217      94,839       75,220

      Current Income Tax Expense      1,400        310       4,700        3,750
             (credit)

      Deferred Income Tax Expense     6,300      2,000      22,600       15,400
             (credit)

NET INCOME (LOSS)                  $ 20,605    $ 3,907    $ 67,539    $  59,445

NET INCOME PER COMMON SHARE        $    .01    $  .001    $    .03    $     .02
OR COMMON SHARE EQUIVALENT

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                                    For the Nine Months Ended December 31,
                                                1997        1996

CASH FLOW FROM OPERATIONS:

     Income                                   $  94,839  $  47,170
     Items not requiring cash:
     Depreciation                                15,800     22,754
                                                110,639     69,924
     Decrease (increase) in  receivables         11,505   (81,045)
     Decrease (increase) in inventories         (3,615)      7,873
     (Decrease) increase in accounts payable   (15,714)   (48,398)
     Decrease (increase) in prepaid expenses      (164)         -
       PP&E, capital expenditure in cash       (22,884)   (23,298)

     Decrease in deferred income tax benefits        -     24,300

       Net cash provided (used) in operations   79,767    (50,644)

CASH FLOW FROM FINANCING ACTIVITIES:

     Principal payments on pre-petition debt   (68,223)   (54,299)
     Principal payments on capital lease       (10,600)   (26,907)
        obligations
     (Decrease) increase in long term note           -    (19,494)

       Net cash provided (used) from financing (78,823)  (100,700)

       Net cash provided (used) during nine        944  (151,344)
           months

       Cash on hand - beginning                  61,263    206,280

       Cash on hand - ending                   $ 62,207   $ 54,936

     ITEM   2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF PLAN OF
                            OPERATION

Material changes in financials condition.

At December 31, 1997 the Company continues to improve its financial condition. Total assets remained basically the same at $785,918 in December 31 1997, with a slight decrease in total current assets from $286,843 on March 31, 1997 to $280,063 on December 31, 1997. This change is primarily the result of an decrease in receivables.

Current liabilities are reduced from $151,878 on March 31, 1997 to $128,679 on December 31, 1997, through reductions of over $21,000 in accounts payable, accrued liabilities, and current lease obligations. Total liabilities are reduced from $289,429 on March 31, 1997 to $195,438 on December 31, 1997. Total
Stockholders' Equity has increased from $498,187 on March 31, 1997 to $590,480 on December 31, 1997.

Management believes that the working capital of the company is adequate for its current and ongoing operations. Development of additional new service centers, for conversion to franchised centers, is dependent on the sale and conversion of newly developed and opened centers or the sale of an established center.

Results of Operations.

During the nine months period ended December 31, 1997, the Company's total revenue declined from $1,416,815 to $1,016,441. This is primarily the result of service and parts sales from three centers versus five, and at times six centers, over the first five month period of the nine month period, ending December 31, 1996. Income before income taxes for the three months ended, December 31, 1997 resulted in a gain of $28,305 compared to a gain of $6,217 for the same period in 1996.

Income before income taxes, for the nine month period ended December 31, 1997, is $94,839 compared to $75,220 for the same period in 1996. This increase, in general, is the result of increased royalties due to a systemwide same-store sales increase of 5.5 % in franchised centers plus the royalty income from two additional franchised centers, and other revenue as the result of additional interest income and reduction in some pre-petition liabilities.

After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three month period ended December 31, 1997 is $20,605 as compared to $3,907 for the same period in 1996. Consequently, the company had $.01 income per common share, on a fully diluted basis for the three month period ended December 31, 1997, as compared to $.001 for the same period in 1996. Net income for the nine month period ended December 31, 1997 is $67,539 as compared to $59,445 for the same period in 1996. Income per common share, on a fully diluted basis, for the nine month period ended December 31, 1997 is $0.03, as compared to $0.02 for that same period in 1996.

In looking ahead, construction on a new franchised center has just been completed and the center is now open and operating. Another franchised center is presently under construction, with an opening for business scheduled for April 1998. The Company will actively advertise its franchise opportunities in business publications and on its Internet website and expects to find qualified individuals that will either buy newly developed and operational centers or purchase individual franchise licenses for development by the franchise licensee. The company is concentrating its efforts primarily in the mountain states, where Tunex franchises are already in operation, and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty on gross sales. The cost of master franchises is dependent on the size of the area involved.


           ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS:  Attached is the Financial Data Schedule, Exhibit
Reference Number 27

FORM  8-K:     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.

Date:  February 11, 1998           By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)