Form 10KSB
period 1998-03-31
TUNEX INTERNATIONAL INC /UT/
filed 1998-06-29
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-KSB

[X]Annual  report  under Section 13 or 15(d)  of  the  Securities
   Exchange  Act  of  1934 for the fiscal year ended   March  31,
   1998, or

[ ]  Transition  report pursuant to Section 13 or  15(d)  of  the
   Securities  Exchange  Act of 1934 for  the  transition  period
   from        to

                  Commission File No.  0-15369

                   TUNEX INTERNATIONAL, INC.
         (Name of small business issuer in its charter)

             Utah                           87-0416684
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)               number)

556 East 2100 South, Salt Lake                84106
          City, Utah
      (Address of principal                 (Zip Code)
      executive offices)

           Issuer's telephone number:  (801) 486-8133

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class         Name of each exchange on which
                                            registered


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's  revenues  for  its most  recent  fiscal  year:  $
1,315,709

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 1997 was $152,723

     As of March 31, 1998, the Issuer had outstanding   1,248,525
shares of its common stock, par value $0.001.

                       TABLE OF CONTENTS

                                                             PAGE
ITEM NUMBER AND CAPTION                                    NUMBER

PART I

1. DESCRIPTION OF BUSINESS                                  1

2.   DESCRIPTION OF PROPERTY                                4

3.   LEGAL PROCEEDINGS                                      5

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    5


PART II

5.   MARKET FOR COMMON EQUITY AND                           6
         RELATED STOCKHOLDER MATTERS

6. MANAGEMENT'S DISCUSSION AND ANALYSIS                     6
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION

7. FINANCIAL STATEMENTS                                     8

8. CHANGES IN AND DISAGREEMENTS ON                          8
        ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH        9
         SECTION 16(a) OF THE EXCHANGE ACT

10.  EXECUTIVE COMPENSATION                                 10

11.  SECURITY OWNERSHIP OF CERTAIN                          12
       BENEFICIAL OWNERS AND MANAGEMENT

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         14

13.  EXHIBITS AND REPORTS ON FORM 8-K                       14

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Tunex International, Inc. (the "Company") is engaged in the business of providing to the general public, diagnostic tests and evaluations of the performance of automotive engines and engine related systems, and all related inspections, services and repairs through "Tunex Service Centers" that are owned and operated by the Company or are owned by licensed franchisees and operated by them or this company. Currently there are 25 company and franchisee-owned Tunex Service Centers in operation. The Company also offers, through licensing individual Tunex Service Center franchises and area master franchises to qualified individuals or entities.

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

     Uncontrolled expansion, under-capitalization, and a failed merger attempt forced the company in February 1989, to seek protection under Chapter-11 of the U.S. Bankruptcy Code. Under new management, the Company reorganized by consolidating and reducing company operations, and at the same time reduce lease liabilities, and strengthen its franchising system by signing new and equitable agreements with many of its then franchise owners. In May 1990, a plan of reorganization was confirmed by the Bankruptcy Court whereby pre-petition debt, except for unpaid taxes, was converted to preferred and common stock. Only unpaid taxes are still being paid by an agreed to schedule until the year 1999. The bankruptcy court issued a final decree on September 19, 1995 and thereby closed this case.

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

BUSINESS OPERATIONS

    General

     Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and analyzing systems, such as ignition, fuel injection, carburetion, emission, computer controls, air conditioning, heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as lubrication, emissions testing and safety inspections. These services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least six and, in many cases, eight service bays equipped with modern diagnostic/service equipment and instruments, meeting the Company's specifications. At the present time, there are 25
Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of Puerto Rico. Of the 25 Tunex centers open, 23 are owned and operated by franchisees, one is owned by a franchisee and operated by the Company and 2 are company owned and operated.

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

     Tunex has developed and owns a customized Point-of-Service computer software program which aids in getting accurate problem symptoms and vehicle information, maintains service records and other data of the customer and his vehicles, generates works orders, monitors inventory, costs, along with accounting information, and provides the customer with an invoice and a personalized guarantee on the work performed.

     Most services at Tunex centers are scheduled by appointment. A comfortable, clean, and professional looking waiting room is provided for those customers who want to wait while the work is being done. Shuttle services are made available for customers who have to return home or to work. All these Tunex services are available on a fleet basis to contractors and other businesses.

    Employees

     The Company currently employs fourteen full-time employees consisting of six technical personnel, two service center managers and six headquarters employees who are responsible for executive, accounting, administrative, development, training and franchise support functions. All employees are leased through a professional employer organization to achieve maximum benefits at reduced costs.

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

    The primary objective of the Company is to use its experience from being the oldest and most experienced company in its field. In order to build on the position of being the most prominent automotive engine performance specialty service business in the state of Utah, it now intends to establish the same position in the surrounding states, and ultimately in the country.

    Recent Developments

    Over the period from March 1997 to March 1998 the Company has added, through franchise licensing and its own development, four new service centers to its franchise system of 21 centers,
representing  a 19% growth rate over that thirteen   months  time
period.

    Same-store sales for the 21 established Tunex Service Centers continued to increase, with 1997 sales of $7.7 million versus sales of $7.3 million in the prior year, for an annual increase of 5.5%. System-wide sales, with the addition of the four new centers, were 8 million for an increase of 9.6% over the prior year..

     The company has sold to its franchisee in the Denver area, and converted to a franchise, another of its established centers in that area for a price of $160,000. Terms were $25,000 down and a long-term note of $135,000.

     So far, in the year of 1998, there have been two new franchised Tunex centers added to the system. One of which, was combined with a Fast-Lube center, for the first co-branded operation in the Tunex system.

     The now well tested and proven proprietary Point-of-Service software program, named REVS*UP, has been installed in most of the established Tunex Service Centers, in all new centers and is ready for sale and installation in future Tunex Service Center counters.

     The company had contracted and developed a ten page Website, which has been published on the internet under the name of www.tunex.com. The website contains the promotion and addresses of all Tunex centers, franchising opportunities, employment opportunities, plus others.

                 ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal offices, training center, warehouse, and the company operated service center are located at 544-566 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $2,300.00 per month under a lease that has been extended to expire in December 2002. The company is subleasing part of the property for $1,450 per month.

    The Company presently leases the following properties for the
Tunex  Service  Centers having principal terms as follows.   Some
properties are subleased to franchisees where indicated:

                         Monthly    Expiration
Location                 Rental     Date           Premises

7061 Sheridan Boulevard  $1,677     February 2003  Subleased
Westminster, Colorado

535 North Murray         $2,352     July 2000      Company
Boulevard                                          Operated
Colorado Springs,
Colorado

2664 East 17th Street    $2,994     January 2001   Subleased
Idaho Falls, Idaho

4909 South Highland      $1,471     April 2001     Subleased
Drive
Salt Lake City, Utah

5970 Dixie Highway       $2,404     January 2003   Subleased
Fairfield, Ohio

2494 South Highway 91    $3,300     May 2016       Subleased
Bountiful, Utah

1141 W. Antelope Dr.     $3,416     February 2006  Subleased
Layton,  Utah

501 Malley Drive         $2,608     May 2006       Subleased
Northglenn, CO

5762 So. Harrison Blvd.  $3,375     February 2012  Company
South Ogden, Utah                                  Operated

3549 So, 5600 West       $3,600     April 2012     Subleased
West Valley, Utah


7850 So. 3300 West       $3,450     February 2012  Subleased
West Jordan, Utah

   Other than these leased properties the Company has no interest in any other property.

                   ITEM 3. LEGAL PROCEEDINGS

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

                             PART II

               ITEM 5. MARKET FOR  COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 1998, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

     Quotations for the Company's common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

     Quarter Ended:           High Bid          Low Bid
                              (Common Stock)    (Common
                                                Stock)

     June 30, 1996            $0.625            $0.625
     September 30, 1996       $0.5              $0.5
     December 31, 1996        $0.375            $0.3125
     March 31, 1997           $0.25             $0.25

     June 30, 1997            $0.25             $0.25
     September 30, 1997       $0.25             $0.25
     December 31, 1997        $0.25             $0.15625
     March 31, 1998           $0.25             $0.25

      As  of  May  31,  1998, the Company has  approximately  690 holders of record of its common stock.

      The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.

        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operation

     Total revenues have decreased to $1,315,709 in 1998 from $1,721,599 in 1997. This decrease is primarily the result of service and parts sales coming from three instead of five and, for a few months, six company service centers during the first six months of the fiscal year 1998, plus the effects of lower sales from a reacquired and then newly opened company owned center. Royalty income from franchised service centers increased to $242,760 in 1998 from $207,082 in 1997, the result of two to three more franchised service centers contributing in 1998.

     Income from operations before income tax is $ 75,120 in 1998 as compared to $ 87,885 in 1997. This represents an decrease of 14.5% over the previous year. This decline in operating income is the result of lower sales in the reduced number of company owned centers and operating losses in a reacquired and reopened center, which losses could not be offset with the gain in royalty income.

     Taking into account the other income or expenses in 1997, income before income taxes and extraordinary item is $75,458 in 1998 as compared to $69,134 in 1997.

    In fiscal year 1994 the Company benefited from a considerable increase in deferred tax benefits recognized on the books, resulting from prior period operating losses. In 1998 additional income tax benefits have been recognized in the statement of income in the amount of $20,831 resulting in income, before the extraordinary item, of $96,289 in 1998 as compared to $53,486 in 1997. The federal income tax portion of this expense is offset by these tax benefits and no federal income taxes are payable. Additionally the Company's remaining net operating loss, which is available to offset federal income tax, totals approximately $2.1 million, as of March 31, 1998.

     After giving effect to income tax expense and the changes in the deferred tax benefits, the Company recognized the net income of $108,895 in 1998 as compared to $82,700 in fiscal year 1997. Consequently, the Company had net income per common share after taxes on a fully diluted basis of $.05 in 1998 as compared to $.04 in 1997.

     The two new centers that were developed and placed in operation during fiscal year 1997 had both been sold and franchised, however, during this fiscal year, one of these centers had to be taken back due to mismanagement of the franchise. This center is now being resold. The Company's present cash reserve does not allow new center development for conversions to franchises. The Company plans to obtain a line a credit through a bank, using its substantial receivables as collateral. Such a line of credit will allow the Company to make new commitments to additional center developments. In addition to these efforts, the Company expects to sell at least six additional franchises in fiscal year 1999, preferably in present, underdeveloped areas and in states within the Company's head-quarter vicinity. New franchise licenses sell for $19,000, with an optional development fee of $6,000 or a total of $25,000. In addition, new franchisees pay a royalty to the Company equal to 5% of gross sales by the franchised service center. The Company has a master franchise covering Puerto Rico and the Caribbean basin. This master franchise is developing three service centers in its initial stages, with the first service center now in full operation. The Company will continue to offer these master franchises in parts of this country that are a greater distance from the Company's headquarters and in some foreign countries.

Liquidity

     The Company's cash has increased from $61,262 in 1997 to $66,263 in 1998. The Company's working capital increased from $134,965 in 1997 to $185,327 in 1998. This increase is primarily the result of the reduction in current liabilities and an increase in deferred income tax benefits.

     Net  income from current operations and a decrease  in  pre-
petition  liabilities,  have  resulted  in  an  increase  to  the
Company's stockholders' equity from $498,187 in 1997 to  $607,082 at the end of fiscal  year 1998.

     Management believes that the working capital of the Company is adequate for its current and present ongoing operations.

                  ITEM 7. FINANCIAL STATEMENTS

     The balance sheets of the Company as of March 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the two years ending March 31, 1998 and March 31, 1997, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-
1.  (See the index to financial statements on page 16.)

       ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

    None.

                            PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

    Name                  Age     Position Held           Since

    Edward Dallin Bagley   59     Chairman of the Board   1990
    Bagley

    Rudolf Zitzmann        63     President, Chief        1985
                                  Executive Officer
                                  and Director

    George V. South        49     Secretary, Controller   1993

    Larry R. Hendricks     55     Director                1990

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

                ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the chief executive officer of the Company during the last three years:

                          Annual Compensation     Long-Term
                                                  Compensation
Name and
Principal Position    Year   Salary   Bonus          Options

Rudolf Zitzmann       1995   $48,000  None           None
C.E.O.                1996   $50,000  None           None
                      1997   $50,000  None           None

No officer has received annual salaries and bonuses in excess of $100,000.

     Stock  option agreements for a total of 95,000  shares  have been  issued  to  a Director, and the Executive  Officer,  at  an
exercise  price  of  $.50  per share.   Options  are  exercisable
immediately and are to expire July 31, 1998.

         Aggregated Option Exercises in Last Fiscal Year
              and Fiscal Year  -  End Option Values
                                                      Value of
                                      Number of    Unexercisable
                Shares     Value     Unexercised    in-the money
               Acquired
   Name      on Exercise  Realized  Options @ FY    Options @ FY
                                        - End          - End

Rudolf           None      $00.00   35,000 shares    $17,500.00
Zitzmann                            (exercisable)

     Each of the Company's directors receive $250 for each directors' meeting attended.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

     The following table sets forth, as of May 31, 1998, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

                                               Amount &
                                                Nature
       Title         Name & Address of        Nature of     Percent
       of            Beneficial Owner         Beneficial      of
       Class                                    Owner        Class

       Common        Carolyn C. Bagley (1)     166,666       13.4
                     2350 Oakhill Dr.
                     Salt Lake City, UT 84121

       Common        Edward Dallin Bagley (2)  110,500       8.9
                     2350 Oakhill Dr.
                     Salt Lake City, UT 84121

       Class-A       Edward Dallin Bagley      200,000 (3)  33.3
       Preferred     2350 Oakhill Dr.
                     Salt Lake City, UT 84121

       Common        Larry R. Hendricks (2)    108,000       8.7
                     2373 South Bountiful Blvd.
                     Bountiful, UT  84010

       Class-A       Larry R. Hendricks (2)    200,000 (3)  33.3
       Preferred     2373 South Bountiful Blvd.
                     Bountiful, UT  84010

       Common        Rudolf Zitzmann (2)       152,358      12.2
                     2111 Sahara Drive
                     Salt Lake City, UT 84124

       Class-A       Rudolf Zitzmann           200,000 (3)  33.3
       Preferred     2111 Sahara Drive
                     Salt Lake City, UT 84124


       Common        Edward N. Bagley &        100,000       8.0
                     Helen Y. Bagley, Trustees
                     Bagley Family Revocable
                     Trust
                     8987 St. Ives Drive
                     Los Angeles, CA 90069

       Common        All Directors and         370,858      29.7
                     Officers (as a group)

       Class-A       All Directors and         600,000     100.0
       Preferred     Officers (as a group)

      (1)   Caroline  L.  Bagley is the spouse of  Edward  Dallin
Bagley, a Director of the Company.

      (2)   These persons are all of the Directors and  Executive
Officers of the Company.

      (3) The holders of the Class-A Preferred Stock are entitled, voting as a class, to elect one of the five directors of the Company, but are not entitled to vote on any other matter submitted to the shareholders for approval. The Class-A Preferred Stock is convertible to common stock of the Company at the rate of one-share of common stock for each of Class-A Preferred Stock. Assuming each of the persons indicated converted his shares of Class-A Preferred Stock individually and no other shares were converted, Mr. Zitzmann would hold 352,358 shares, Mr. Hendricks would hold 308,000 shares and Mr. Bagley would hold 310,500 shares of Company's common stock, or approximately 19.0%, 16.7% and 16.8% respectively of the then issued and outstanding shares. If all shares of Class-A Preferred Stock were converted, these persons would hold an aggregate of 970,858.

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

EXHIBITS:

     None

REPORTS ON FORM 8-K:

      No reports on Form 8-K were filled during the last fiscal quarter of its fiscal year ended March 31, 1998.

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

                                   Date: Jume 29, 1998

     In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/ Rudolf Zitzmann                     Date:  June 29, 1998
     Rudolf Zitzmann, Director

By:  /s/ Edward Dallin Bagley                Date:  June 29, 1998
     Edward Dallin Bagley, Director

By:  /s/ Larry R. Hendricks                  Date:  June 29, 1998
     Larry R. Hendricks, Director

                    TUNEX INTERNATIONAL, INC.



                 INDEX TO FINANCIAL STATEMENTS


                                                           Page

INDEPENDENT AUDITOR'S REPORT                               F-1

BALANCE SHEETS, March 31, 1998, 1997                       F-2

STATEMENT OF OPERATIONS                                    F-3
    Year Ended March 31, 1998, 1997

STATEMENTS OF STOCKHOLDERS' EQUITY                         F-4
    Years Ended March 31, 1998, 1997

CASH FLOW STATEMENTS                                       F-5,6
    Year Ended March 31, 1998, 1997

NOTES TO FINANCIAL STATEMENTS                              F-7
                                                           thru
                                                           F-13

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To The Board of Directors
Tunex International, Inc.

We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 1998 and 1997 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Sorensen, Vance & Company, Inc.

Salt Lake City, Utah
June 11, 1998

                    TUNEX INTERNATIONAL, INC.
                         BALANCE SHEETS
                     MARCH 31, 1998 AND 1997



                                                     1998        1997
      ASSETS

Current assets:
   Cash and cash equivalents                   $   66,263  $   61,262
   Receivables                                    123,001     133,588
   Inventories                                     50,489      62,863
   Deferred income tax benefit                     62,000      18,900
   Investment in franchise available for sale      11,117          --
   Other current assets                             8,018      10,230

     Total current assets                         320,888     286,843

Property and equipment, at cost, less
 accumulated depreciation and
 amortization of $305,509 and $321,503
 for 1998 and 1997, respectively                  194,527     214,757

Other assets:
   Receivables, long-term                         133,488     117,991
   Idle equipment                                  13,350       9,210
   Trademarks, net of accumulated
     amortization of $815 and $136 for 1998
     and 1997, respectively                         3,489       1,229
   Deposits                                        12,946       6,386
   Deferred income tax benefit, net of
     current portion                              128,900     151,200

       Total other assets                         292,173     286,016

         Total Assets                          $  807,588  $  787,616

Continued - next page

  The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
                         BALANCE SHEETS
                     MARCH 31, 1998 AND 1997


Continued -
                                                     1998        1997
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Obligations under capital leases -
     current portion                           $   11,031  $   18,153
   Current portion of prepetition liabilities      51,323      52,196
   Accounts payable                                22,398      21,738
   Accrued payroll and related liabilities         43,735      52,665
   Accrued expenses                                 7,074       7,126

     Total current liabilities                    135,561     151,878

Obligations under capital leases, net
   of current portion                              17,972      22,964
Prepetition liabilities, net of current
   portion                                         46,973     114,587

     Total liabilities                            200,506     289,429

Stockholders' equity:
   Preferred stock, Class A, par value $.50
     per share; 1,000,000 shares authorized;
     600,000 shares issued and outstanding        300,000     300,000
   Preferred stock, Class B, par value $1.00
     per share; 1,000,000 shares authorized;
     497,262 shares issued and outstanding        497,262     497,262
   Common stock, par value $.001 per share;
     50,000,000 shares authorized; 1,248,525
     shares issued and outstanding                  1,249       1,249
   Additional paid-in capital                   3,748,640   3,748,640
   Accumulated (deficit)                       (3,940,069) (4,048,964)

     Total stockholders' equity                   607,082     498,187

     Total Liabilities and
       Stockholders' Equity                    $  807,588  $  787,616

  The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
                      STATEMENTS OF INCOME
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                                 1998       1997

Sales and other revenues:
   Service and parts                       $1,001,503 $1,403,026
   Royalty income                             242,760    207,082
   Franchise licensing income                  52,500     69,750
   Gain on sale of franchise                   18,946     41,741

       Total revenue                        1,315,709  1,721,599

Cost of goods sold                            470,181    676,387

       Gross profit                           845,528  1,045,212

Selling, general and administrative
   Expenses                                   770,408    957,327

       Operating income                        75,120     87,885

Other income (expense):
   Interest income                             14,113     11,068
   Interest (expense)                         (14,375)  (26,519)
   (Gain) loss on disposition of equipment        600    (3,300)

       Total other income (expense)               338   (18,751)

       Income before income taxes and          75,458     69,134
         extraordinary item

Income tax benefit (provision)                 20,831    (15,648)

       Income before extraordinary item        96,289     53,486

Extraordinary item - reduction in
   prepetition liabilities and related
   interest expense (net of tax of $3,685
   and $8,547 for 1998 and 1997,respectively)  12,606     29,214

       Net income                          $  108,895 $   82,700

Continued - next page

  The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
                      STATEMENTS OF INCOME
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


Continued -
                                               1998         1997

Earnings per common share and common
   share equivalent (primary and fully
   diluted):

       Net income before extraordinary item   $ .04        $ .03
       Extraordinary item                       .01          .01

       Net income                             $ .05        $ .04

  The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
               STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                             Class A              Class B
                         Preferred Stock      Preferred Stock
                        Shares    Amount    Shares     Amount

Balances, March 31,      600,000  $300,000   501,917    $501,917
1996

Cancellation of common
  shares issued in
  conjunction with
  asset sale                 --        --        --          --

Class B, preferred
 shares converted to
 common shares               --        --    (4,655)     (4,655)

Net income for the year
 ended March 31, 1997        --        --        --          --

Balances, March 31,
 1997                   600,000   300,000   497,262     497,262

Net income for the year
 ended March 31, 1998        --        --        --          --

Balances, March 31,
 1998                   600,000  $300,000   497,262    $497,262

Continued - next page

The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
               STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


Continued -

                      Additional                      Total
   Common Stock        Paid-in     Accumulated     Stockholders'
  Shares    Amount     Capital       Deficit          Equity


1,326,005   $1,326    $3,783,908   $(4,131,664)      $455,487




 (80,000)     (80)     (39,920)             --        (40,000)



   2,520        3        4,652              --             --


      --       --           --          82,700         82,700

1,248,525   1,249    3,748,640      (4,048,964)       498,187


       --      --           --         108,895        108,895

1,248,525  $1,249   $3,748,640     $(3,940,069)      $498,187

  The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                                     1998         1997

Cash Flows From Operating Activities:
   Net income                                    $108,895   $   82,700

Adjustments to reconcile net income to net
  Cash provided by operating activities:
   Depreciation and amortization                   27,676       33,831
   Reduction of prepetition liabilities and
     related interest expense                     (16,291)     (37,761)
   Loss on inventory due to obsolescence               --       14,333
   (Gain) loss on disposition of equipment           (600)       3,300
   Provision for bad debts                          9,335       27,084
   (Increase) decrease in receivables              18,099      (46,004)
   (Increase) decrease in other current assets      2,212       (3,402)
   (Increase) decrease in inventories                 657      (28,491)
   Decrease in goodwill on franchises sold             --       19,017
   (Increase) in deposits                          (6,560)      (2,000)
   (Increase) decrease in deferred income
     tax benefit                                  (20,800)      18,900
   Increase (decrease) in accounts payable            660       (8,214)
   (Decrease) in accured payroll and related
     liabilities                                   (8,930)     (28,410)
   (Decrease) in accrued expenses                     (52)      (3,215)
   Total adjustments                                5,406      (41,032)

   Net cash provided by operating activities       41,668      114,301

Cash Flows From Investing Activities:
   Proceeds from investments, held to maturity         --      156,410
   Payment for franchise available for sale       (11,117)          --
   Collections on notes receivable                 15,656        8,333
   Purchase of equipment                          (39,076)     (68,406)
   Proceeds from sale of equipment                    556           --
   Expenditures for trademarks                     (2,939)          --

   Net cash provided by (used in) investing
     activities                                   (36,920)      96,337

Continued - next page


  The accompanying notes are an integral part of the financial statements.

                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


Continued -
                                                    1998          1997

Cash Flows From Financial Activities:
  Net (payments) on line of credit                    --       (35,000)
  Principal payments on capital lease
     obligations                                 (20,184)      (23,136)
  Principal payments on notes payable, related
     party                                            --       (11,024)
  Court authorized payments on prepetition debt  (52,196)      (57,453)

  Net cash (used in) financing activities        (72,380)     (126,613)

Net increase in cash and cash equivalents          5,001        11,392

Cash and cash equivalents, beginning of year      49,870        61,262

Cash and cash equivalents, end of year         $  66,263     $  61,262


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Schedule of Noncash Investing and Financing Transactions:
   Equipment acquired under capital lease
    obligations                                $  23,669     $  55,271

   Deposits reclassified to equipment                 --        36,700

   Equipment reclassified to idle equipment
     net of accumulated depreciation of $400
     for 1997                                      4,150         3,600

   Conversion of royalty receivable to note
     receivable                                   15,044            --


Continued - next page

    The accompanying notes are an integral part of financial
                           statements.

                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


Continued -
                                                       1998       1997

Franchise sales consisted of the following
  noncash components:
   -   Distribution of property and
       equipment, net of accumulated
       depreciation of $6,621 and $73,330,
       respectively                                (57,604)    (71,670)
   -   Distribution of inventory                    (7,567)    (36,672)
   -   Elimination of goodwill associated with
        the sold franchises, net of accumulated
        amortization of $37,872 for 1997                --    (218,052)
   -   Return and cancellation of 80,000 shares
        of common stock                                 --      40,000
   -   Cancellation of remaining obligation to
        issue common stock                              --      60,000
   -   Settlement of notes payable associated
         with the sold franchises                       --     151,255
   -   Assignment of capital leases payable
         associated with the sold franchises        15,599      16,488
   -   Issuance of promissory note receivable       48,000      78,646



Cash Paid During the Year for:

Interest expense                                $   14,375   $  26,519

Income taxes                                    $    4,054   $   3,495

      The accompanying notes are an integral part of financial
                           statements.

                    TUNEX INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1998 AND 1997


1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

        In February 1989, the Company was forced to seek protection under Chapter 11 of the Federal Bankruptcy Code. In May 1990, a plan of reorganization was confirmed (note 9) whereby the Company would continue to market its services and maintain the majority of its service centers located in the Rocky Mountain region. In September, 1995, the final decree closing the Chapter 11 bankruptcy was ordered.

        Operations of the Company consist of revenue from Company-owned automobile service centers, sale or conversion of Company-owned service centers, sales of new service center franchises, and royalty income from franchised
        service  centers.   At March 31, 1998,  the  Company  was
        operating two automobile service centers in Colorado and one in Utah, and had franchise operations in Arizona, Idaho, Nevada, Ohio, Puerto Rico and Utah.

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

          Equipment                     5-10 years
          Office furniture              5-10 years
          Leasehold improvements        5-39 years
          Signs                         5-10 years

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

        Earnings Per Share

        Net income per share was calculated based on the weighted average number of shares of common stock outstanding during the year. Preferred A shares, Preferred B shares, stock options and contingent shares to be issued based on the passage of time have all been treated as common stock equivalents in the computation. Total common stock and common stock equivalents were 2,192,156 and 2,232,005 at March 31, 1998 and 1997, respectively.

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

        Goodwill and Trademarks

        Goodwill and trademarks acquired in previous years were being amortized on a straight-line basis over ten and 15 year lives. Amortization expense was $679 and $8,647
        for   the   years  ended  March  31,  1998   and   1997,
        respectively.

        Cash Flows

        For purposes of reporting cash flows, cash and cash equivalents are defined as cash on hand, checking and savings accounts and highly liquid investments with original maturities of three months or less.

        Management Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        Reclassifications

        Certain 1997 amounts have been reclassified to conform with the 1998 classifications. Such reclassifications had no effect on reported net income.

2.   BUSINESS COMBINATION AND SALE OF FRANCHISES

     A. On  January  3,  1995,  the Company  acquired  two  Tunex franchises, including goodwill, all items of equipment, furnishings and inventory. The total consideration paid, as adjusted, was $316,000, which included the issuance of 200,000 restricted common shares of stock. Contractually, the restricted shares were valued at $.75 per share, but for financial statement purposes, were valued at $.50 per share. The goodwill reflected in the purchase transaction was accordingly reduced by $50,000. Of the 200,000 shares of common stock, 40,000 shares were issued each year ended March 31, 1996 and 1995 and the remaining 120,000 restricted shares ,were to be issued over the succeeding three years. The former owner of the franchises became an employee and officer of the Company as part of the transaction.

        The acquisition was accounted for as a purchase transaction and, accordingly, the fair value of the Company's stock that was issued was allocated to assets based on their estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets acquired was recorded as goodwill to be amortized on the straight-line basis over 15 years.

     B. On August 31, 1996, the Company sold the two franchises, including goodwill, equipment, furnishings and inventory, back to the former owner. The manner of payment consisted of returning the 80,000 shares of common stock that was issued and canceling the remaining obligation to issue an additional 120,000 common shares; settlement in full of notes payable in the amount of $151,255; and the issuance of a promissory note receivable to the Company in the amount of $78,464. The former owner was terminated as an officer and employee.

3.   INVESTMENT IN FRANCHISE AVAILABLE FOR SALE

        As of March 31, 1998, investment in franchise available for sale consisted of the reacquisition costs of a franchise plus receivables due the Company from the franchise. The Company expects to recover these costs upon the sale of the franchise. The Company is currently negotiating the sale and has received $10,000 in earnest money.

4.   RECEIVABLES

        Receivables currently due are comprised of the following at March 31, 1998 and 1997:

                                                 1998     1997
        Trade accounts receivable              $32,194   $ 63,6
                                                         14
        Accounts receivable for royalties      35,182    31,723
        Receivable from related party          28,810    26,170
        Current portion of note receivable
          from related party                    4,748       --
        Current portion of notes receivable
          from individuals with annual
          interest rates ranging from 6 - 10%  27,123    17,137
                                              128,057   138,644
        Allowance for doubtful accounts        (5,056)   (5,056)

        Net current receivables             $ 123,001  $133,588

        Long-term receivables are amounts due in excess of one year and consist of the following:

                                                  1998      1997
        Notes receivable from individuals      $ 103,617  $ 66,450
        Accounts receivable for royalties             --    16,922
        Note receivable from related party        29,871    34,619

             Total long-term receivables       $ 133,488  $117,991

5.   PROPERTY AND EQUIPMENT

        The major classifications of property and equipment
        (including capitalized leases - note 7), at cost, are summarized as follows:

                                                  1998        1997
        Equipment                              $ 352,300   $ 352,724
        Office furniture and equipment            53,690      79,548
        Signs                                     23,115      29,387
        Leasehold improvements                    70,931      74,601

             Total property and equipment        500,036     117,991

        Less:     accumulated depreciation
             and amortization                   (305,509)   (321,503)

        Property and equipment - net           $ 194,527   $ 214,757

        Depreciation expense was $22,427 and $20,926 for the years ended March 31, 1998 and 1997, respectively. Amortization expense related to capitalized leases was $4,570 and $4,258 for the years ended March 31, 1998 and 1997, respectively.

6.   INCOME TAXES
        As of March 31, 1998, the Company has a net operating loss carryforward of approximately $2,119,000 which is available to offset future taxable income. The net operating loss expires in the years 2003 through 2006. A deferred tax benefit associated with the loss of $190,900 and $170,100, has been reflected in the financial statements for the years ended March 31, 1998 and 1997, respectively. The tax benefit is net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. There are no net operating loss carryforwards available for state income tax purposes. The deferred tax benefit has been computed for 1998 and 1997 using an expected tax rate of 23% and 21% respectively. The valuation allowance was $296,383 and $292,466 for 1998 and 1997, respectively.

        The tax expense reflected in the financial statements is comprised of the following:

                                                 1998      1997
        Computed tax expense, using
             applicable federal rates          $ 19,511  $ 23,355
        Increase (decrease) in income tax
             resulting from:
             Timing differences                  (2,411)   (4,648)
             Permanent differences                   --       467
        Total federal tax                        17,100    19,174
        Tax benefit of net operating loss       (17,100)  (19,174)
        Current federal tax                          --        --
        State tax expense                         3,654     5,295
        (Increase) decrease in net deferred
             tax benefit                         20,800    18,900
        Total income tax expense (benefit)      (17,146)   24,195
        Income tax related to extraordinary
             item                                (3,685)   (8,547)

        Income tax provision (benefit)         $(20,831)  $15,648

7.   LEASE ARRANGEMENTS

     A. Capital Leases
        The Company leases equipment under the terms of several long-term capital lease arrangements. The monthly payments total $1,699 including interest at 5.3% to 20.2% and are due at various dates from April 1998 through September 2001.

      The following is a schedule of future minimum lease payments:

      Years Ending March 31,

        1999                                    $   15,436
        2000                                        10,877
        2001                                         7,306
        2002                                         4,262
        Total minimum lease payments                37,881
       Less:  amount representing interest          (8,878)

        Present value of net minimum lease
          payments                                  29,003

       Less: current portion                       (11,031)

        Capital lease obligations, net of
          current portion                       $   17,972

   B. Operating Leases
      The Company also leases space under long-term operating leases which expire in various years through 2011. Several agreements provide for two five-year renewal options. Generally, the Company is required to pay related costs such as property taxes, maintenance and insurance. Rental expenses for operating leases, less amounts paid by sublessees, amounted to $105,272 and $136,377 for the years ended March 31, 1998 and 1997.

      Future minimum rental payments, excluding subleases, are as follows:

      Years Ending March 31,

        1999                                    $   75,308
        2000                                        75,608
        2001                                        67,594
        2002                                        51,144
        2003                                        49,194
        2004 and thereafter                        434,061
        Total lease payments                    $  752,909

      The Company acts as sublessor with certain franchises on some operating leases and as such is contingently liable in the event that the sublessees do not fulfill their obligation.

8. PREPETITION LIABILITIES
   The prepetition liabilities consisting of priority tax claims related to the 1990 bankruptcy reorganization were unpaid as follows:

                                  Current  Long-Term      Total
       March 31, 1998           $  51,323  $  46,973  $  98,296
       March 31, 1997           $  52,196  $ 114,587  $ 166,783

       Annual maturities of prepetition debt are as follows:

       1999                     $  51,323
       2000                        46,973
                                $  98,296

   The priority tax claims were scheduled to be paid with interest at 11% over 60 months from June 1, 1990. Under terms of the reorganization (Note 9), interest only payments were due for one year, and then amounts sufficient to amortize principal and interest were due over the remaining 48 months. In March 1993, the Company entered into a modification agreement with the Internal Revenue Service which is the majority priority tax claim creditor. Under the terms of the modification agreement, the interest rate was reduced from 11% to 7% and the monthly principal payment amount was reduced from twelve payments per year to eight payments per year. The effect of this agreement was to extend the payment schedule and enhance the working capital and cash flow situation of the Company.

   As part of the closing of the bankruptcy in September, 1995, notification was sent to all the priority tax creditors in an attempt to confirm and finalize the remaining liability prior to bankruptcy closing.

   At  March  31,  1996,  various state and local  agencies  with amounts currently due totaling $69,105 plus interest have made no contact or attempt to collect their priority tax claim during the entire five year period of the reorganization plan despite the Company's attempts to notify the creditors. Interest at 11% continued to be accrued on these balances through the five years of the reorganization.

   These liabilities have an eight year statute of limitations, after which the agencies will lose their ability to pursue collection. Based on the fact that there has been no contact by the various taxing authorities in over five years, management has written off 25% of the outstanding liability and 50% of the accrued interest in each of the years ended March 31, 1997 and 1996. An additional 25% of the outstanding liability was written off in the year ended March 31, 1998. The remaining liability will be written off in the next year when the statute of limitations expires.

9. STOCK ISSUED RELATIVE TO REORGANIZATION
   In  1990,  a  plan  of  reorganization was  confirmed  whereby certain  prepetition  secured and  unsecured  creditor  claims
   were  exchanged  for common and preferred  stock.   The  basic
   elements of the plan included:

   a.Certain  officers  and  directors of  the  Company  invested
     $50,000 in the company and loaned an additional $100,000 to the Company through a separate corporation. The loan included interest at 9% and was unsecured. This note was subsequently used by the related party to acquire the Sugarhouse franchise. In return for the investment, the new voting corporation received 500,000 restricted shares of common stock which gave the new corporation voting control of the Company following a 25:1 reverse stock split.

   b.Six-hundred  thousand Class A convertible  preferred  shares were issued to a secured creditor who subsequently took out bankruptcy. In 1992, the shares were purchased from the bankruptcy trustee by certain officers and directors of the Company. The shares are senior to all other classes of preferred and common stock. The preferred stock has a liquidation preference of $.50 per share. Non-cumulative dividends can be paid, as declared, at the rate of 10% per annum on a par value of $.50 per share, commencing with the year following the effective date of the reorganization plan. No dividends have been declared as of March 31,
     1998. The Preferred A shares are convertible to common stock on a basis of one share for one share.

   c.Unsecured creditor claims were reduced by 65% of the allowed claim. One hundred thousand shares of restricted common stock were issued to unsecured creditors along with one share of Class B preferred stock, at a par value of $1.00 for each full dollar of its reduced claim amount.

     The Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over  ordinary  debt.  They are nonassessable  and  have  no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock commencing on the one year anniversary of the effective date of the reorganization plan. No dividends have been declared as of March 31,
     1998. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. No Preferred B shares were converted to common shares during the year ended March 31, 1998 and 4,655 Preferred B shares were converted to common shares during the year ended March 31, 1997.

10.  STOCK OPTIONS
   During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares of common stock. The options price was $.50 per share and the options expire July 31, 1998. No options were exercised during the year ended March 31, 1998.

11.RELATED PARTY TRANSACTIONS
   The Company has a one year management agreement (terms negotiated annually) with the Sugarhouse franchise which is owned by certain officers and directors of the Company. The agreement calls for such services as accounting and financial management, personnel management and supervision of day-to-day operations. The amount paid for services rendered to the franchise during the term of the current agreement was 2% of gross receipts plus 15% of net pre-tax earnings which resulted in a total of $11,305 and $17,685 for the years ended March 31, 1998 and 1997, respectively. The franchise also reimbursed the Company for any other expenses necessarily and reasonably incurred by the Company in the performance of its duties under the agreement. The receivable due from this franchise was $28,810 and $26,170 as of March 31, 1998 and 1997, respectively.

   In addition, in June 1996, the Company entered into a note receivable from this franchise for $34,619. The note calls for interest only payments for two years and then monthly payments of $719, including interest at 9%, through April 2003. The balance due on the note was $34,619 at March 31, 1998 and 1997 (see note 4).

12.  ADVERTISING
   Advertising   costs,   included  in   selling,   general   and
   administrative  expenses,  are  expensed  when  incurred   and
   amounted to $47,865 and $57,919 for the years ended March 31, 1998 and 1997, respectively.

13.  RETIREMENT PLAN
   Effective April 1, 1997, the Company adopted a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $9,500 for 1998. The Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee's compensation. The Company may also make a discretionary contribution to the plan. The Company's contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $3,122 to the plan for the year ended March 31, 1998.

14.  CONCENTRATION OF CREDIT RISK
   Substantially  all  of the Company's sales  are  to  customers
   residing  in  the  Rocky Mountain area.   Sales  can  vary  in
   relation to the economic conditions of this area.

   As disclosed in note 7, the Company acts as sublessor on some operating leases and is contingently liable in the event that the sublessees do not make payment. The Company has several options for recourse from the sublessees if this were to occur.

15.GOVERNMENTAL REGULATION
   Substantially all of the Company's facilities are subject to federal, state and local regulations regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material adverse effect upon the capital expenditures, net income, financial condition or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

16.SUBSEQUENT EVENT
   In May 1998, the Company sold one of its Colorado franchises for $160,000. The Company received $25,000 in cash and a note for $135,000 as payment. The note bears interest at 10% and matures in April 2008. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease for the building in which the franchise is located.