Form 10QSB
period 1998-06-30
TUNEX INTERNATIONAL INC /UT/
filed 1998-08-13
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB



      [X]     Quarterly report under Section 13 or 15(d)  of
 the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998, or



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

      As  of   June  30,  1998, the Issuer  had  outstanding
1,248,525 shares of common stock.

              PART  I.   FINANCIAL INFORMATION


               ITEM  1.   FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 1998, and the related statements of operations and changes in cash flow for the three month period ended June 30, 1998. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                      March 31,           June 30,
                                           1998               1998
                                                         Unaudited

CURRENT ASSETS:

     Cash                            $   66,263          $ 105,079

     Receivables - current portion      123,001            110,081

     Parts inventories                   50,489             39,528

     Prepaid expenses                    19,135              4,692

     Deferred income tax benefit         62,000             62,000


        Total Current Assets            320,888            321,380

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation    194,527            163,026

OTHER ASSETS

     Notes Receivable, less current     133,488            248,196

     Idle Equipment                      13,350             13,350

     Trademarks                           3,489              3,466

     Deposits                            12,946             12,946

     Deferred income tax benefits       128,900            128,900

               Total Other Assets       292,173            406,858


TOTAL ASSETS                           $807,588           $891,264

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                           March 31,    June 30,
                                                1998        1998
                                                      (Unaudited)

CURRENT LIABILITIES:

     Accounts payable                        $22,398     $11,071
     Accrued liabilities                      50,809      37,528
     Income taxes payable                      -----       4,500

     Obligations under capital
          leases-current portion              11,031      10,539
     Pre-petition liabilities -               51,323      51,323
          current portion

               Total Current Liabilities     135,561     114,961


LONG TERM DEBT:

     Obligations under capital leases -
          net of current portion              17,972      16,056

     Pre-petition liabilities, net of         46,973      28,195
          current portion

TOTAL LIABILITIES                            200,506     159,212

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,525 shares issued & outstanding     1,249       1,249

Preferred Stock, Class A, par value $.50,
     600,000 shares authorized, issued &     300,000     300,000
     outstanding

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding     497,262     497,262

     Additional paid-in capital            3,748,640   3,748,640
     Accumulated Deficit                  (3,940,069) (3,815,099)
     Total Stockholders Equity               607,082     732,052

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $  807,588  $  891,264

                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF OPERATIONS

                           (Unaudited)

                                     For the Quarter Ended June 30,
                                            1998          1997

SALES AND OTHER REVENUE:

  Service and parts sales                  $192,603     $264,175

  Franchise Royalties                        74,729       62,883

  Franchise Sale (Net of Costs)              19,000       17,000

  Other Revenue                             110,662        8,884

               Total Revenues               396,994      352,942

COSTS AND EXPENSES:

  Cost of service and parts                 132,026      168,045

  General and Administrative                135,110      139,794

  Depreciation                                3,261        5,267

  Interest expense                            1,627        4,073

       Total Costs and Expenses             272,024      317,179

INCOME BEFORE INCOME TAXES                $ 124,970     $ 35,763

  Current Income Tax Expense                  6,200        1,750

  Deferred Income Tax Expense                14,500        8,800

NET INCOME                                $ 104,270     $ 25,213

NET INCOME PER COMMON SHARE OR
COMMON SHARE EQUIVALENT                        $.05        $.012

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                               For the Three Months Ended June 30,
                                               1998        1997


CASH FLOW FROM OPERATIONS:

  Income                                     $104,270   $ 25,213
  Items not requiring cash:
      Depreciation                              3,261      5,267
                                              107,531     30,480
  Decrease (increase) in receivables        (101,788)     24,301
  Decrease (increase) in inventories           10,961     (5,493)
  (Decrease) increase in accounts payable     (20,108)    13,209
  Decrease (increase) in prepaid expenses,
  PP&E, capital expenditure in cash            48,906     (7,531)

  Decrease in deferred tax benefits            14,500      8,800

     Net cash provided (used) in operation    $60,002   $ 63,766

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt    (18,778)   (19,829)
  Principal payments on capital lease
     obligations                              (2,408)    (1,698)


     Net cash provided (used) from financing (21,186)   (21,527)

     Net cash provided during three months    38,816     42,239

     Cash on hand - beginning                 66,263     61,262

     Cash on hand - ending                  $105,079  $ 103,501

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material changes in financial condition.

At June 30, 1998, the company's financial condition continued to improve, primarily as the result of an increase in cash and a decrease in payables, causing the working capital to increase from $185,327 on March 31, 1998 to $206,419 on June 30, 1998.

Further  reduction  of  long-term debt, and  in  particular  pre-
petition   liabilities,  along  with  an  increase  in  long-term
receivables has increased stockholders' equity from $607,082 on March 31, 1998 to $732,052 on June 30, 1998.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and its continuing efforts to develop new service centers for conversion to franchised centers on a gradual basis and the associated sales efforts for these conversions and franchise sales.

Results of operations.

During the three months ended June 30, 1998, the Company's total revenue increased from $352,942 in 1997 to $396,994 in 1998. This increase is the result of the sale and the conversion to a franchise of a company owned center during the quarter ended June 30, 1998. The same explains the increase in franchise royalties from $62,883 in 1997 to $74,729 in 1998. Along with the decrease in sales of service and parts from $264,175 in 1997 to 192,603 in 1998.

For the three month period ended June 30, 1998 the company shows an income from operations, before income tax of $124,970 compared to income of $35763 for the same period in 1997. This increase in income is in large part the result of the revenues realized in the sale and conversion to a franchise of a company owned center during the 1998 period.

After giving effect to income tax expenses and the change as a result of deferred tax benefits, the net income for the three months period ended June 30, 1998 is $104,270, as compared to $25,213 for the same period in 1997. Consequently, the Company had net income per common share, on a fully diluted basis, of $0.05 for the three month period ended June 30, 1998 as compared to $0.01 for the same period in 1997.

During the three month period ended June 30, 1998, the Company operated two service centers, with one center having been taken back due to mismanagement of the franchise. During this period the Company opened one more franchise center in Roy, Utah. This new center follows a new format and building lay-out where the Tunex program is co-branded with a fast lube operation. This newly opened center increases the total amount of centers in the Tunex system to twenty-five (25) compared to Twenty-three (23) at the same period in 1997.

In looking ahead, the company continues to identify new locations for either development by the company for turn-key conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the company.

The company is also actively promoting and offering individual franchise licenses for development by the franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.

           ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:      Attached is the Financial Data Schedule, Exhibit
Reference Number 27

Form  8-K:     None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.

Date:   August 12, 1998       By: Rudolf Zitzmann (Signature)
                                  President (Duly Authorized and
                                  Principal Financial Officer)