Form 10QSB
period 1998-09-30
TUNEX INTERNATIONAL INC /UT/
filed 1998-11-12
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998, or

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


      As  of   September 30, 1998, the Issuer had outstanding
1,248,525 shares of common stock.

             PART   I.    FINANCIAL INFORMATION


             ITEM   1.     FINANCIAL STATEMENTS


     Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of September 30, 1998, and the related statements of operations and changes in stockholders' equity and cash flow for the six month period ended September 30, 1998. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                        March 31,  September 30,
                                             1998           1998
                                                     (Unaudited)

CURRENT ASSETS:

     Cash                               $  66,263      $ 128,326

     Receivables - current portion        123,001        118,479

     Parts inventories                     50,489         43,589

     Prepaid expenses                      19,135          4,602

     Deferred income tax benefit           62,000         62,000


         Total Current Assets             320,888        356,996

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation      194,527        163,772

OTHER ASSETS

     Notes Receivable, less current       133,488        213,527

     Idle Equipment                        13,350         13,350

     Trademarks                             3,489          3,443

     Deposits                              12,946         12,946

     Goodwill                               -----        143,465

     Deferred income tax benefits         128,900        128,900

               Total Other Assets         292,173        515,681


TOTAL ASSETS                            $ 807,588     $1,036,449

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                          March 31,   September
                                               1998         30,
                                                           1998
                                                     (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                       $22,398      $9,393
     Accrued liabilities                     50,809      39,246
     Income taxes payable                   -------         991
     Obligations under capital               11,031       6,019
          leases  - current portion
     Pre-petition liabilities -              51,323      51,323
          current portion

         Total Current Liabilities          135,561     106,972

LONG TERM DEBT:

     Notes payable - related parties        -------     120,670

     Obligations under capital leases,
           net of current portion            17,972       3,805

     Pre-petition liabilities, net of        46,973       9,106
           current portion

TOTAL LIABILITIES                           200,506     133,581

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,215 shares issued & outstanding    1,249       1,249

Preferred Stock, Class A, par value $.50,
     600,000 shares authorized, issued
     & outstanding                          300,000     300,000

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding    497,262     497,262

     Additional paid-in capital           3,748,640   3,748,640
     Accumulated Deficit                 (3,940,069) (3,751,255)
     Total Stockholders Equity              607,082     795,896

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                $807,588  $1,036,449

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                       Three Months         Six Months
                                          Ended                Ended
                                       September 30         September 30
                                     1998      1997       1998      1997

 SALES AND OTHER REVENUE:

   Service and parts sales         $222,717  $273,165   $415,320  $537,340



   Franchise Royalties               88,584    63,440    163,313   126,323

   Franchise Sales (Net of Costs)    19,000   -------     38,000    17,000

   Other Revenue                      6,599     8,062    117,261    16,946

      Total Revenue                 336,900   344,667    733,894   697,609

COSTS AND EXPENSES:

   Cost of service and parts        141,452   172,780    273,478   340,825

   General and Administrative       122,218   127,081    257,328   266,876

   Depreciation / Amortization        6,151     5,267      9,412    10,533

   Interest expense                   3,235     3,308      4,862     7,381

      Total Costs and Expenses      273,056   308,436    545,080   625,615

INCOME BEFORE INCOME TAXES           63,844    36,231    188,814    71,994

   Current Income Tax Expense         3,200      1800      9,400     3,600

   Deferred Income Tax Expense       14,500      9100     29,000    18,300

NET INCOME                         $ 46,144  $ 25,311   $150,414  $ 50,094

NET INCOME PER COMMON SHARE            .022      .012        .07      .024
OR COMMON SHARE EQUIVALENT

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)



                             For the Six Months Ended September 30,

                                                   1998        1997



CASH FLOW FROM OPERATIONS:

  Income Before Income Taxes                    $ 188,814   $  71,994
  Items not requiring cash:
  Depreciation / Amortization                       9,412      10,533
                                                  198,226      82,527

  Decrease (increase) in receivables              (75,512)     24,227
  Decrease (increase) in inventories                6,900         679
  (Decrease) increase in accounts payable         (23,577)    (22,342)
  Decrease (increase) in prepaid expenses,
        goodwill, PP&E, capital expenditure in     13,072     (15,951)
        cash

        Net cash provided (used) in operation     119,109      69,140



CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt         (37,867)    (39,317)
  Principal payments on capital lease obligations (19,179)     (4,386)

      Net cash provided (used) from financing     (57,046)    (43,703)

      Net cash provided (used) during six month    62,063      25,437

      Cash on hand - beginning                     66,263      61,263

      Cash on hand - ending                      $128,326    $ 86,700

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material Changes in Financial Condition.

At September 30, 1998, the Company's financial condition continued to improve, primarily as the result of an increase in cash, a decrease in accounts payable, accrued liabilities and capital lease obligations, causing the working capital to increase from $185,327 on March 31, 1998 to $250,024 on September 30, 1998.

Further reduction of long-term debt, in particular pre-petition liabilities, has increased stockholders' equity from $607,082 on March 31, 1998 to $795,896 on September 31, 1998.

Management believes that the working capital of the Company is adequate for its current and on-going operations and its continuing development of new service centers for turn-key operations to franchised centers on a gradual basis and the associated sales efforts for these turn-keys and franchise licenses.


Results of Operations.

Although service and parts sales in company-owned centers have decreased from $537,340 in 1997 to $415,320 in 1998, the result from the sale and conversion of two company-owned centers to franchised centers in the months of May 1998 and July 1998, total revenue for the six month period ended September 30, 1998 have increased from $697,609 in 1997 to $733,894 in 1998. The sale and conversion of these company-owned centers has left the Company with one center for the months of May and June. However, the re-acquisition of an established franchised center in the month of July has offset a large portion of the lost revenue from the centers that have been converted to franchises.

The total revenue increase is the result of an increase in franchise royalties from $126,323 in 1997 to $163,313 in the same period of 1998 and the revenue from the franchise license and the goodwill from the sale and conversions of a company-owned center. The franchise royalties increase is the combined result of two new franchised centers having been added to the system, the added royalties from two centers having been converted from company operations to franchises, and a 7.5% increase in same-store, systemwide sales for the six months period ended September 30, 1998.

For the six month period September 30, 1998 the company shows as income before income tax $188,814 compared to an income of $71,994 for the same period in 1997. This increase in income is the result of the revenue increases, reduced costs and expenses, and the result of conversion of company-owned centers to franchised centers.

After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three month period ended September 30, 1998 is $46,144 as compared to $25,311 for the same period in 1997. Consequently, the company had $.022 income per common share, on a fully diluted basis for the three month period ended September 30, 1998, as compared to $.012 for the same period in 1997. Net income for the six months ended September 30, 1998 is $150,414 as compared to $50,094 for the same period in 1997. Income per common share, on a fully diluted basis, for the six month period ended September 30, 1998 is $0.07 as compared to $0.024 for that same period in 1997.

During the six month period ended September 30, 1998, the company operated, for most of the time, one company-owned center and one center that is franchised to an investment entity. Starting with July 1998 the company re-acquired the franchised center from the investment entity and now owns and operates two centers. During this six month period the Company had new franchised centers open in two Utah locations. This makes the total amount of centers in the Tunex system twenty-five (25) compared to twenty-three (23) at the same period in 1997.

In looking ahead, the company continues to identify new locations for either development by the company for turn-key conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the Company.

The   Company   is  also  actively  promoting,  through   printed
advertising and the Company's newly established website (www.tunex.com), and is offering individual franchise licenses for development by the franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of areas involved.


                 PART   II.   OTHER INFORMATION


          ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:      Attached is the Financial Data  Schedule,  Exhibit
Reference Number 27.

FORM 8-K:     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TUNEX INTERNATIONAL, INC.

Date:   November 10, 1998          By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)