Form 10QSB
period 1998-12-31
TUNEX INTERNATIONAL INC /UT/
filed 1999-02-16
CIK 806129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                         FORM 10-QSB

      X    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998, or

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

     As of December 31, 1998, the Issuer had outstanding
1,248,525 share of common stock.

             PART   I.    FINANCIAL INFORMATION

              ITEM   1.    FINANCIAL STATEMENTS

       Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of December 31, 1998, and the related statements of operations and changes in stockholders' equity and cash flow for the nine-month period ended December 31, 1997. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the Results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                      March 31,     Dec. 31,
                                           1998         1998
                                                 (Unaudited)

CURRENT ASSETS:

     Cash                              $ 66,263      101,213

     Receivables - current              123,001      110,584
      portion

     Parts inventories                   50,489       46,553

     Prepaid expenses                    19,135        4,690

     Deferred income tax benefit         62,000       62,000


           Total Current Assets         320,888      325,040


PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated
        depreciation                    194,527      177,392


OTHER ASSETS

     Notes Receivable, less current     133,488      213,576

     Idle Equipment                      13,350       13,350

     Trademarks                           3,489        4,210

     Deposits                            12,946       12,946

     Goodwill                            ------      141,046

     Deferred income tax
       benefits, less current           128,900       56,900

              TOTAL OTHER ASSETS        292,173      442,028

TOTAL ASSETS                            807,588      944,460

                    TUNEX INTERNATIONAL, INC.

                         BALANCE SHEETS

                                          March 31,    Dec. 31,
                                               1998        1998
                                                     (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                      $22,398    $ 10,012
     Accrued liabilities                    50,809      35,550
     Income tax payable                       ----       2,221
     Obligations under capital
            leases-current portion          11,031       6,019
     Pre-petition liabilities -             51,323      31,089
            current portion

        Total Current Liabilities          135,561      84,891


LONG TERM DEBT:

     Notes payable - related parties          ----     120,670
     Obligations under capital leases -
            Net of current portion          17,972       1,873
     Prepetition liabilities, net of
            current portion                 46,973       -----
     Notes payable - related parties

TOTAL LIABILITIES:                         200,506      207,434

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,525 issued &  outstanding        1,249        1,249

Preferred Stock, Class A, par value $.50,
     600,000 shares authorized, issued
     & outstanding                         300,000     300,000

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding   497,262     497,262

     Additional paid-in capital          3,748,640   3,748,640
     Accumulated (Deficit)              (3,940,069) (3,810,124)
     Total Stockholders Equity             607,082     737,027

TOTAL LIABILITIES AND STOCKHOLDERS'       $807,588  $  944,461
EQUITY

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                      Three Months              Nine Months
                                       Ended                    Ended
                                       December 31              December 31
                                      1998       1997       1998        1997
SALES AND OTHER REVENUE:

     Service and parts sales      $ 187,189  $ 218,762  $ 602,509   $756,102

     Franchise Royalties             70,049     57,161    233,362    183,484

     Franchise Sales (Net of costs)   1,000     19,000     39,000     36,000

     Other Revenue                   14,553     23,909    131,814     40,855

         Total Revenue              272,791    318,832  1,006,685  1,016,441

COSTS AND EXPENSES:

     Cost of service and parts      130,171    147,573    403,649    488,398

     General and Administrative     119,673    140,334    377,001    407,210

     Depreciation                     6,152      5,267     15,564     15,800

     Interest expense                 3,664      2,813      8,526     10,194

          Total Costs and Expenses  259,660    295,987    804,740    921,602

INCOME BEFORE INCOME TAXES           13,131     22,845    201,945     94,839

      Current Income Tax Expense        700      1,100     10,000      4,700


      Deferred Income Tax Benefits    1,900      4,450     62,000     22,600


NET INCOME                         $ 10,531   $ 17,295  $ 129,945    $67,539

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT        $    .005   $    .01    $   .06    $   .03

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                                     For the Nine Months Ended December 31,
                                                 1998        1997


CASH FLOW FROM OPERATING ACTIVITIES:

     Income Before Income Taxes                201,945     94,839
     Items not requiring cash:
     Depreciation / Amortization                15,564     15,800
                                               217,509    110,639
     Decrease (increase) in  receivables       (67,671)    11,505
     Decrease (increase) in inventories          3,936     (3,615)
     (Decrease) increase in accounts payable   (25,424)   (15,714)
     Decrease (increase) in prepaid expenses
       Goodwill, PP&E, capital expenditure
       in cash                                 (18,776)   (23,048)

     Net cash provided (used) in operation     123,268     79,767


CASH FLOW FROM FINANCING ACTIVITIES:

     Principal payments on pre-petition debt   (67,207)   (68,223)
     Principal payments on capital lease
        obligations                            (21,111)   (10,600)

     Net cash provided (used) from financing   (88,318)   (78,823)

     Net cash provided (used ) during nine
           months                               34,950        944

     Cash on hand - beginning                   66,263     61,263

     Cash on hand - ending                   $ 101,213  $  62,207

     ITEM   2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

During the nine months period ended December 31, 1998, the Company's total revenue declined from $756,102 to $602,509. This is primarily the result of service and parts sales coming from just two centers versus three, and at times four centers, over the first three month period of the nine month period, ending December 31, 1998. Income before income taxes for the three months ended, December 31, 1998 was $13,131 compared to $22,845 for the same period in 1997. This was mainly due to revenue from Franchise Sales of $19,000 in 1997 compared to virtually no sales in the same period of 1998.

Income before income taxes, for the nine month period ended December 31, 1998, is $201,945 compared to $94,839 for the same period in 1997. This increase, in general, is the result of increased royalties due to a systemwide same-store sales increase of 7.3 % in franchised centers, plus the royalty income from two additional franchised centers, and other revenue as the result of gains from the sales and conversion of company-owned centers, additional interest income and reduction in some pre-petition liabilities.

After giving effect to income tax expenses, and the change as a result of deferred tax benefits, the net income for the three-month period ended December 31, 1998 is $10,531 as compared to $17,295 for the same period in 1997. Consequently, the company had $.005 income per common share, on a fully diluted basis for the three month period ended December 31, 1998, as compared to $.01 for the same period in 1997. Net income for the nine-month period ended December 31, 1998 is $129,945 as compared to $67,539 for the same period in 1997. Income per common share, on a fully diluted basis, for the nine-month period ended December 31, 1998 is $0.06, as compared to $0.03 for that same period in 1997.

The Company is actively advertising its franchise opportunities in business publications and on its Internet website and expects to find qualified individuals that will either buy newly developed and operational centers or purchase individual franchise licenses for development by the franchise licensee. The Company is presently planning to add six more licenses to its system over the next twelve month period for development, training and business start-up. The company is concentrating its efforts primarily in the mountain states, where Tunex franchises are already in operation, and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty on gross sales. The cost of master franchises is dependent on the size of the area involved.

Liquidity and Capital Resources

At December 31, 1998 the Company's financial conditions continue to improve. Total Assets increased from $807,588 on March 31, 1998 to $944,461 at December 31, 1998, the result of an increase in long-term notes and the goodwill from a center recently re-purchased. Current assets remained basically the same, and with current liabilities decreasing from $135,561 on March 31, 1998 to $84,891 at December 31, 1998, working capital of the Company increased from $185,327 on March 31, 1998 to $240,149 on December 31, 1998.

Further reduction of long-term debt, in particular pre-petition liabilities, along with an increase in long-term receivables has increased stockholders' equity from $607,082 on March 31, 1998 to $737,027 on December 31, 1998.

Management believes that the working capital of the company is adequate for its current and ongoing operations. Development of additional new service centers is dependent on the development, sale and conversion of such centers to franchise licensees and the sale of franchise licenses for development by the licensees.


Year 2000 (Y2K) Readiness.

The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is principally the result of computer programs that have time-sensitive software which may recognize a date using "00" as the year 1900 rather than they year 2000. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers.

While the Company has not performed a detailed analysis of the Y2K capabilities of its primary vendors, management believes that sufficient alternative sources of supplies and services are available to be called upon in the event one of the Company's primary vendors suffers a Y2K related disruption of its operations.

As part of management's review of internal telecommunications and computer systems, a decision was reached to reprogram the affected portion of the Company's current and system-wide Point-of-Service (POS) Software program, which is not yet Y2K compliant. All hardware and software is presently being tested for compliance and for reprogramming of embedded chips. The accounting software will be replaced with a Y2K compliant version. The Company will also replace the POS software in all its franchised locations with the Y2K compliant version, along with testing of the operating hardware for compliance and any required reprogramming or updates. All these procedures and operations will be completed by mid-year 1999. Cost for new Y2K compliant hardware and software were approximately $7000.00 in fiscal year 1998 and the cost for reprogramming, testing, and additional Y2K compliant hardware and software are expected to be another $5000.00 during fiscal year 1999.

The Company sees no potential risk from these reprogramming and updating operations and there are adequate internal personnel resources available to have all the Company's computer systems Y2K compliant. In a worst case scenario, manual procedures are available to continue the operations, should any computer system fail.




           ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS:  Attached is the Financial Data Schedule, Exhibit
Reference Number 27

FORM  8-K:   None.




                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.



Date:  February 12, 1999           By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)