Form 10KSB
period 1999-03-31
TUNEX INTERNATIONAL INC /UT/
filed 1999-06-29
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-KSB

[X] Annual  report  under Section 13 or 15(d)  of  the  Securities
   Exchange Act of 1934 for the fiscal year ended March 31, 1999, or

[ ] Transition  report pursuant to Section 13 or  15(d)  of  the
   Securities  Exchange  Act of 1934 for  the  transition  period
   from        to

                  Commission File No.  0-15369

                   TUNEX INTERNATIONAL, INC.
         (Name of small business issuer in its charter)

             Utah                             87-0416684
(State or other jurisdiction of    (IRS Employer Identification Number)
incorporation or organization)

556 East 2100 South, Salt Lake                84106
          City, Utah
      (Address of principal                 (Zip Code)
      executive offices)

           Issuer's telephone number:  (801) 486-8133

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's  revenues  for  its most  recent  fiscal  year:  $
1,226,709

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 1999 was $152,723

      As of March 31, 1999, the Issuer had outstanding 1,248,525 shares of its common stock, par value $0.001.

                       TABLE OF CONTENTS

                                                             PAGE
ITEM NUMBER AND CAPTION                                    NUMBER

PART I

1. DESCRIPTION OF BUSINESS                                  3

2. DESCRIPTION OF PROPERTY                                  5

3. LEGAL PROCEEDINGS                                        6

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      6


PART II

5. MARKET FOR COMMON EQUITY AND                             6
    RELATED STOCKHOLDER MATTERS

6. MANAGEMENT'S DISCUSSION AND ANALYSIS                     7
    OF FINANCIAL CONDITION AND RESULTS OF OPERATION

7. FINANCIAL STATEMENTS                                     9

8. CHANGES IN AND DISAGREEMENTS ON                          9
    ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH        9
    SECTION 16(a) OF THE EXCHANGE ACT

10. EXECUTIVE COMPENSATION                                 10

11. SECURITY OWNERSHIP OF CERTAIN                          10
     BENEFICIAL OWNERS AND MANAGEMENT

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         12

13. EXHIBITS AND REPORTS ON FORM 8-K                       12

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Tunex International, Inc. (the "Company") is engaged in the business of providing to the general public, diagnostic tests and evaluations of the performance of automotive engines and engine related systems, and all related inspections, services and repairs through "Tunex Service Centers" that are owned and operated by the Company or are owned by licensed franchisees and operated by them. Currently there are 25 company and franchisee-owned Tunex Service Centers in operation. The Company continues to offer, through licensing, individual Tunex Service Center franchises and area master franchises to qualified individuals or entities.

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

     The first service center began operating in June of 1974, in Murray, Utah. Tunex, Inc., sold its first franchise license in February of 1975 and at the same time established franchise headquarters along with training facilities and other support services.

     From that point forward the Company showed steady growth in all areas, resulting in more than forty Tunex service centers throughout the Intermountain region and beyond. A new President and Chief Executive Officer, along with other management changes in the later part of 1985, and a public stock offering in 1987, expanded that growth to about sixty operating service centers, with fifteen centers company-owned, and an additional twelve under development.

     This overly aggressive expansion along with failure to properly capitalize the expansion created severe cash flow problems, an inability to meet financial and contractual obligations, resulting in the break-up of the Tunex franchise system at the end of 1988.

     A court-sanctioned reorganization of the Company and its finances, and the re-signing of a core group of franchise owners allowed the Company to slowly rebuild its system to a point where since 1995 new franchised centers have again been, and continue to be, developed and opened.

     The Company and its franchisees continue to market the Tunex services in the states of Arizona, Colorado, Idaho, Nevada, Ohio, Utah and the Commonwealth of Puerto Rico. The Company provides diagnostic engine performance services and other engine related services and repairs to the consumer in selected market areas in these states and plans to continue and expand in these areas, and some surrounding states, by developing and opening new company-owned and franchised Tunex service centers, on a gradual basis.

BUSINESS OPERATIONS

    General

     Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and analyzing systems, such as ignition, fuel injection, carburetion, emission, computer controls, air conditioning, heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as lubrication, emissions testing and safety inspections. These services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least six and, in many cases, eight service bays equipped with modern diagnostic/service equipment and instruments, meeting the Company's specifications. At the present time, there are 25
Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of Puerto Rico. Of the 25 Tunex centers open, 23 are owned and operated by franchisees and two are company owned and operated.

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

     After each repair, replacement, or adjustment, the work is electronically quality control tested. Performance is considered satisfactory only when readings meet or exceed manufacturer's "new car" specifications for the make and model of the car being serviced. The vehicle is then test driven to assure top performance.

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

     Most services at Tunex centers are scheduled by appointment. A comfortable, clean, and professional looking waiting room is provided for those customers who want to wait while the work is being done. Shuttle services are made available for customers who have to return home or to work. All these Tunex services are also available on a fleet basis to contractors and other businesses.

    Employees

     The Company currently employs fifteen full-time employees consisting of eight technical personnel, two service center managers and five headquarters employees who are responsible for executive, accounting, administrative, development, training and franchise support functions. All employees are leased through a professional employer organization to achieve maximum benefits at reduced costs.

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

    The primary objective of the Company is to use its experience from being the oldest and most experienced company in its field and to build on the position of being the most prominent automotive engine performance specialty service business in the state of Utah, by establishing the same position in the surrounding states, and ultimately in the country.

    Recent Developments

     Over the period from January 1998 to March 1999 the Company has added, through franchise licensing, two new service centers to its franchise system of 23 centers.

    Same-store sales for the 23 established Tunex Service Centers continued to increase, with 1998 sales of $8.5 million versus sales of $7.9 million in the prior year, for an annual increase of 7.3%. System-wide sales, with the addition of the two new centers, were $9.2 million for an increase of 16.4% over the prior year.

    In May 1998, the Company sold to its franchisee in the Denver area, and converted to a franchise, one of its established centers in that area for a price of $160,000. Terms were $25,000 down and a long-term note of $135,000. On July 1, 1998, the Company sold and converted to a franchise a newly developed and reacquired company-operated center for the price of $60,000 plus assumption of an equipment lease. Also on July 1, 1998, the Company repurchased one of the franchised centers in Utah, that had been managed by the Company, for the approximate cost of $84,000 plus the assumption of promissory notes in the amount of $120,000

     The now well tested and proven proprietary Point-of-Service software program, named REVS*UP, has been installed in most of the established Tunex Service Centers, and in all of the new centers and is ready for sale and installation in future Tunex Service Center counters.

     The Company had contracted and developed a ten page Website, which has been published on the Internet under the name of www.tunex.com. The website contains the promotion of services and addresses of all Tunex centers, information on franchising opportunities, employment opportunities, plus others, and has recently been newly registered and linked to popular franchise web sites.

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

    The Company presently leases the following properties for the
Tunex  Service  Centers having principal terms as follows.   Some
properties are subleased to franchisees where indicated:

                                 Monthly    Expiration
Location                         Rental     Date           Premises

7061 Sheridan Boulevard          $1,677     February 2003  Subleased
Westminster, Colorado

535 North Murray Boulevard       $2,352     July 2000      Company Operated
Colorado Springs, Colorado

2664 East 17th Street            $3,060     January 2001   Subleased
Idaho Falls, Idaho

4909 South Highland Drive        $1,471     April 2001     Subleased
Salt Lake City, Utah

5970 Dixie Highway               $2,404     January 2003   Subleased
Fairfield, Ohio

2494 South Highway 91            $3,300     May 2016       Subleased
Bountiful, Utah

1141 W. Antelope Dr.             $3.787     February 2006  Subleased
Layton,  Utah

501 Malley Drive                 $2,608     May 2006       Subleased
Northglenn, CO

5762 So. Harrison Blvd.          $3,375     February 2012  Subleased
South Ogden, Utah

3549 So. 5600 West               $3,600     April 2012     Subleased
West Valley, Utah

7850 So. 3300 West               $4,049     February 2013  Subleased
West Jordan, Utah

   Other than these leased properties the Company has no interest in any other property.

                   ITEM 3. LEGAL PROCEEDINGS

      The Company has filed suit through the District Court of Utah to recover the balance of a defaulted promissory note in the amount of $6,000.00 from a former employee. A judgement has been entered, in favor of the Company.

      Other than this lawsuit there are no legal proceedings against this Company or by this Company.

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

     Quarter Ended:           High Bid          Low Bid
                              (Common Stock)    (Common
                                                Stock)

     June 30, 1997            $0.25             $0.25
     September 30, 1997       $0.25             $0.25
     December 31, 1997        $0.25             $0.15625
     March 31, 1998           $0.25             $0.25

     June 30, 1998            $0.25             $0.25
     September 30, 1998       $0.375            $0.25
     December 31, 1998        $0.25             $0.25
     March 31, 1999           $0.25             $0.25

      As  of  May  31,  1999, the Company has  approximately  685 holders of record of its common stock.

      The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.

        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operation

     Total  revenue  has  decreased to $1,226,709  in  1999  from
$1,315,709 in 1998. This decrease is primarily the result of service and parts sales, after July 1, 1998, coming from two instead of four company service centers resulting in sales of $790,004 in 1999 against sales of $1,001,503 in 1998. Royalty income from franchised service centers increased to $306,527 in 1999 from $242,760 in 1998, the result of two and eventually four more franchised service centers contributing in 1999.

     Operating  income  for  the year ended  March  31,  1999  is
$145,306  as  compared to $75,120 in 1998.   This  represents  an
increase of 93% over the previous year. This increase in operating income is the result of higher income from royalty payments, some reductions in general and administrative expenses, and primarily the gain on sale of an established service center and the sale of a newly developed, re-acquired center.

     When taking into account the other income or expenses in the fiscal year ended March 31, 1999, income before income taxes and extraordinary item is $160,192 in 1999 as compared to $75,458 in 1998.

    In fiscal year 1994 the Company benefited from a considerable increase in deferred tax benefits recognized on the books, resulting from prior period operating losses. These tax benefits required the Company to make provisions for income taxes for the fiscal year ended March 31, 1999, in the amount of $46,576 as compared to a benefit of $20,831 in 1998, this resulted in income before extraordinary item of $113,616 in 1999 as compared to $96,289 in 1998. The federal income tax portion of this expense is offset by these tax benefits and no federal income taxes are payable. Additionally the Company's remaining net operating loss, which is available to offset federal income tax, totals approximately $1.952 million, as of March 31, 1999.

     After giving effect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized net income of $124,565 in 1999 as compared to $108,895 in fiscal year 1998. Consequently, the Company had net income per common share after taxes on a fully diluted basis of $.06 in 1999 as compared to $.05 in 1998.

     The Company has sold and converted to franchises two of the Company-owned centers and has thereby increased its available cash to allow the Company to develop and open for business at least two more centers in previously identified market areas. The Company has the ability to obtain a $200,000 line of credit, using its receivables as collateral. Along with these efforts, the Company expects to sell at least six additional franchises in fiscal year 2000, preferably in present, sparsely developed areas in states within the Company's headquarter vicinity. New franchise licenses sell for $19,000, with an optional development fee of $6,000 or a total of $25,000. In addition, new franchisees pay a royalty to the Company equal to 5% of gross sales by the franchised service center. The Company has a master franchise covering Puerto Rico and the Caribbean basin. This master franchise has the right to develop three service centers in its initial stages along with sub-franchising to qualified individuals, with the first service center in full operation. The Company will continue to offer master franchises in parts of this country that are a great distance from the Company's headquarters and in some foreign countries.

Liquidity and Capital Resources

     The Company's cash has increased from $66,263 in 1998 to $111,110 in 1999. The Company's working capital increased from $185,327 in 1998 to $202,559 in 1999. This increase is primarily the result of the reduction in current liabilities.

     An increase in net income from operations and a decrease  in current  liabilities; have resulted in further  increase  to  the
Company's stockholders' equity from $607,082 in 1998 to  $731,667 at the end of fiscal year 1999.

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

As part of management's review of internal telecommunications and computer systems, a decision was reached to reprogram the affected portion of the Company's current and system-wide Point-of-Service (POS) Software program, which is not yet Y2K compliant. All hardware and software is presently being tested for compliance and for reprogramming of embedded chips. The accounting software has been replaced with a Y2K compliant version. The Company will also replace the POS software in all its franchised locations with the Y2K compliant version. All franchisees of the Company have been notified to have their present computer hardware tested, reprogrammed or updated in order to be compliant for Year 2000 operation. All these procedures and operations will be completed by the end of the third calendar quarter of the year 1999. Cost for new Y2K compliant hardware and software were approximately $7,000 during fiscal year 1998 and the cost for reprogramming, testing, and additional Y2K compliant hardware and software are expected to be another $5,000 during fiscal year 1999.

The Company sees no potential risk from these reprogramming and updating operations and there are adequate internal personnel resources available to have all the Company's computer systems Y2K compliant. In a worst case scenario, manual procedures are available to continue the operations, should any computer system fail.

                  ITEM 7. FINANCIAL STATEMENTS

     The balance sheets of the Company as of March 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the three years ending March 31, 1999, 1998 and 1997, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-
2. (See the index to financial statements on page F-1.)

       ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

    None.

                            PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

    Name               Age   Position Held               Since

    Edward Dallin      60    Chairman of the Board       1990
    Bagley

    Rudolf Zitzmann    64    President, Chief Executive  1985
                             Officer and Director

    George V. South    50    Secretary, Controller       1993

    Larry R. Hendricks 56    Director                    1990

     All directors and executive officers serve until the next annual meeting of the shareholders and directors, respectively, and until their successors are elected and qualified.

    Edward Dallin Bagley became a director of the Company in May 1990. For the past five years, Mr. Bagley has been self-employed as an investment and financial consultant. In addition, he is a director of ION Laser Technology, Inc., and Gentner Electronics, Inc., both publicly held corporations.

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

Compliance with Section 16(a) of the Exchange Act

     To the best of the Company's knowledge, all Forms 3 and 4 required to be furnished to this registrant under Rule 16(a)-3(d) and Forms-5 have been furnished to the Company by all its directors, officers, and beneficial owners of more than 10% of all classes of the Company's equity securities; and each such person has filed these Forms on a timely or amended basis.

                ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the chief executive officer of the Company during the last three years:

                          Annual Compensation     Long-Term
                                                  Compensation
Name and
Principal Position    Year   Salary   Bonus          Options

Rudolf Zitzmann       1997   $50,000  None           None
C.E.O.                1998   $50,000  None           None
                      1999   $50,000  None           None

No officer has received annual salaries and bonuses in excess of $100,000.

     Stock  option agreements for a total of 95,000  shares  have been  issued  to  a Director, and the Executive  Officer,  at  an
exercise  price  of  $.50  per share.   Options  are  exercisable
immediately and are to expire July 31, 1999.

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

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

     The following table sets forth, as of May 31, 1999, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

                                                Amount & Nature
       Title      Name & Address of                 Nature of        Percent
       of Class   Beneficial Owner               Beneficial Owner    of Class

       Common     Carolyn C. Bagley (1)              166,666           13.4
                  2350 Oakhill Dr.
                  Salt Lake City, UT 84121

       Common     Edward Dallin Bagley (2)           110,500            8.9
                  2350 Oakhill Dr.
                  Salt Lake City, UT 84121

       Class-A    Edward Dallin Bagley               200,000 (3)       33.3
       Preferred  2350 Oakhill Dr.
                  Salt Lake City, UT 84121

       Common     Larry R. Hendricks (2)             108,000            8.7
                  2373  South  Bountiful Blvd.
                  Bountiful, UT  84010

       Class-A    Larry R. Hendricks (2)             200,000 (3)       33.3
       Preferred  2373 South Bountiful Blvd.
                  Bountiful, UT  84010

       Common     Rudolf Zitzmann (2)                152,358           12.2
                  2111 Sahara Drive
                  Salt Lake City, UT 84124

       Class-A    Rudolf Zitzmann                    200,000 (3)       33.3
       Preferred  2111 Sahara Drive
                  Salt Lake City, UT 84124


       Common     Edward N. Bagley &                 100,000            8.0
                  Helen Y. Bagley, Trustees
                  Bagley Family Revocable
                  Trust 8987 St. Ives Drive
                  Los Angeles, CA 90069

       Common     All Directors and Officers         370,858           29.7
                  (as a group)

       Class-A    All Directors and Officers         600,000          100.0
       Preferred  (as a group)


      (1)   Carolyn  C.  Bagley is the spouse  of  Edward  Dallin
Bagley, a Director of the Company.

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

               ITEM 12. CERTAIN RELATIONSHIPS AND
                      RELATED TRANSACTIONS

      On July 1, 1998, the Company re-purchased a franchised service center from Ventures Funding Corporation, the franchisee.
E. Dallin Bagley, Larry R. Hendricks and Rudolf Zitzmann were investors and stockholders of that company. As part of the re-purchase by the Company, the Company assumed promissory notes made out to Bagley, Hendricks and Zitzmann in the amounts of $33,333.00, $58,334.00 and $9,191.70, respectively. These notes are to pay interest only at an interest rate of 9% with a lump sum payment due at the end of 5 years. These notes are convertible, at the holders discretion, to Tunex Common stock at a rate of $.50 per share. All notes are redeemable by the Company in total or partially on a pro rata basis.

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

      See Table of Contents to financial statements appearing on Page 16.

EXHIBITS:

     None

REPORTS ON FORM 8-K:

      No reports on Form 8-K were filled during the last fiscal quarter of its fiscal year ended March 31, 1999.

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

                                         Date: June 29, 1999

     In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/ Rudolf Zitzmann                     Date:  June 29, 1999
     Rudolf Zitzmann, Director

By:  /s/ Edward Dallin Bagley                Date:  June 29, 1999
     Edward Dallin Bagley, Director

By:  /s/ Larry R. Hendricks                  Date:  June 29, 1999
     Larry R. Hendricks, Director

                    TUNEX INTERNATIONAL, INC.



                 INDEX TO FINANCIAL STATEMENTS


                                                           Page

INDEPENDENT AUDITOR'S REPORT                               F-2

BALANCE SHEETS, March 31, 1999 and 1998                    F-3

STATEMENT OF OPERATIONS                                    F-4
    Year Ended March 31, 1999, 1998, 1997

STATEMENTS OF STOCKHOLDERS' EQUITY                         F-5
    Years Ended March 31, 1999, 1998, 1997

CASH FLOW STATEMENTS                                       F-6,7
    Year Ended March 31, 1999, 1998, 1997

NOTES TO FINANCIAL STATEMENTS                              F-8
                                                           thru
                                                           F-15

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors
Tunex International, Inc.


We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 1999 and 1998 and the related statements of income, stockholders' equity and cash flows for each of the three years ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended March 31, 1999 in conformity with generally accepted accounting principles.


Sorensen, Vance & Company, P.C.


Salt Lake City, Utah
June 18, 1999

                         TUNEX INTERNATIONAL, INC.
                              BALANCE SHEETS
                          MARCH 31, 1999 and 1998

                                                              1999       1998
ASSETS

Current assets:
 Cash and cash equivalents                               $  111,110  $ 66,263
 Receivables                                                112,645   123,001
 Inventories                                                 46,870    50,489
 Deferred tax asset                                          32,500    62,000
 Investment in franchise available for sale                      --    11,117
 Other current assets                                         6,352     8,018
     Total current assets                                   309,477   320,888

Property and equipment, at cost, less accumulated
 depreciation and amortization of $284,777 and
 $305,509 for 1999 and 1998, respectively                   176,445   194,527

Other assets:
 Receivables, long-term                                     205,304   133,488
 Idle equipment                                               8,750    13,350
 Goodwill, net of accumulated amortization of $7,258
   and $16,165 for 1999 and 1998, respectively              133,490        --
 Trademarks, net of accumulated amortization of $1,560
   and $815 for 1999 and 1998, respectively                   3,534     3,489
 Deposits                                                     8,843    12,946
 Deferred tax asset, net of valuation allowance of
   $301,209 and $296,383 for 1999 and 1998, respectively    115,154   128,900
     Total other assets                                     475,075   292,173

       Total Assets                                      $  960,997  $807,588


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $  21,268  $ 22,398
 Accrued payroll and related liabilities                     38,662    43,735
 Accrued expenses                                            11,004     7,074
 Current portion of prepetition liabilities                  30,712    51,323
 Obligations under capital leases - current portion           5,272    11,031
     Total current liabilities                              106,918   135,561

Notes payable - related party                               120,670        --
Obligations under capital leases, net of current portion      1,742    17,972
Prepetition liabilities, net of current portion                  --    46,973
     Total liabilities                                      229,330   200,506

Stockholders' equity:
 Preferred stock, Class A, par value $.50 per share;
   1,000,000 shares authorized; 600,000 shares
   issued and outstanding                                   300,000   300,000
 Preferred stock, Class B, par value $1.00 per share;
   1,000,000 shares authorized; 497,262 shares issued
   and outstanding                                          497,262   497,262
 Common stock, par value $.001 per share; 50,000,000
   shares authorized; 1,248,525 shares issued and
   outstanding                                                1,249     1,249
 Additional paid-in capital                               3,748,640 3,748,640
 Accumulated (deficit)                                   (3,815,484)(3,940,069)
     Total stockholders' equity                             731,667    607,082

       Total Liabilities and Stockholders' Equity        $  960,997 $  807,588

 The accompanying notes are an integral part of the financial statements.

                         TUNEX INTERNATIONAL, INC.
                           STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                             1999        1998        1997
Sales and other revenues:
 Service and parts                                       $ 790,004 $1,001,503  $1,403,026
 Royalty income                                            306,527    242,760     207,082
 Franchise sales and licensing income                      130,178     71,446     111,491
     Total revenue                                       1,226,709  1,315,709   1,721,599

Cost of goods sold                                         371,873    470,181     676,387

     Gross profit                                          854,836    845,528   1,045,212

Selling, general and administrative expenses               709,530    770,408     957,327

     Operating income                                      145,306     75,120      87,885

Other income (expense):
 Interest income                                            28,194     14,113      11,068
 Interest (expense)                                        (13,308)   (14,375)    (26,519)
 (Gain) loss on disposition of equipment                        --        600      (3,300)

     Total other income (expense)                           14,886        338     (18,751)

     Income before income taxes and extraordinary item     160,192     75,458      69,134

Income tax benefit (provision)                             (46,576)    20,831     (15,648)

     Income before extraordinary item                      113,616     96,289      53,486

Extraordinary item - reduction in prepetition
  liabilities and related interest expense
  (net of tax of $5,322, $3,685 and $8,547 for
  1999, 1998 and 1997, respectively)                        10,969     12,606      29,214

     Net income                                          $ 124,585  $ 108,895  $   82,700



Earnings per common share and common share equivalent
(primary and fully diluted):

     Net income before extraordinary item                   $  .05     $  .04      $  .03
     Extraordinary item                                        .01        .01         .01

     Net income                                             $  .06     $  .05      $  .04

















 The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                 Class A              Class B                              Additional                     Total
                             Preferred Stock      Preferred Stock       Common Stock        Paid-in     Accumulated   Stockholders'
                             Shares    Amount     Shares    Amount    Shares     Amount     Capital       Deficit        Equity

Balances, March 31, 1996    600,000  $ 300,000   501,917  $ 501,917  1,326,005   $ 1,326   $3,783,908  $ (4,131,664)   $ 455,487

Cancellation of common
  shares in conjunction
  with asset sale                --         --        --         --    (80,000)     (80)      (39,920)           --      (40,000)

Class B, preferred shares
  converted to common shares     --         --    (4,655)    (4,655)     2,520        3         4,652            --           --

Net income for the year
  ended March 31, 1997           --         --        --          -         --       --            --        82,700       82,700

Balances, March 31, 1997    600,000    300,000   497,262    497,262  1,248,525    1,249      3,748,640   (4,048,964)     498,187

Net income for the year
  ended March 31, 1998           --         --        --         --         --       --             --      108,895      108,895

Balances, March 31, 1998    600,000    300,000   497,262    497,262  1,248,525    1,249      3,748,640   (3,940,069)     607,082

Net income for the year
  ended March 31, 1999           --         --        --         --         --       --             --      124,585      124,585

Balances, March 31, 1999    600,000  $ 300,000   497,262  $ 497,262  1,248,525   $ 1,249    $ 3,748,640 $(3,815,484)  $  731,667

















    The accompanying notes are an integral part of the financial statements.

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                1999        1998        1997
Cash Flows From Operating Activities:
 Net Income                                               $  124,585   $ 108,895   $  82,700

Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                                34,960      27,676      33,831
 Reduction of prepetition liabilities and related
   interest expense                                          (16,291)    (16,291)    (37,761)
 Loss on inventory due to obsolescence                            --          --      14,333
 (Gain) on sale of franchises                               (112,073)    (31,000)    (38,391)
 Franchise fee income related to sale of franchises          (38,000)    (19,000)     (4,669)
 (Gain) loss on disposition of equipment                          --        (600)      3,300
 Contract labor provided in lieu of cash                       2,217          --          --
 Provision for bad debts                                       6,093       9,335      27,084
 (Increase) decrease in receivables                          (17,854)     18,099     (46,004)
 (Increase) decrease in other current assets                   1,666       2,212      (3,402)
 (Increase) decrease in inventories                           (1,088)        657     (28,491)
 (Increase) decrease in deposits                               4,103      (6,560)     (2,000)
 (Increase) decrease in deferred income tax benefit           43,246     (20,800)     18,900
 Increase (decrease) in accounts payable                     (14,922)        660      (8,214)
 (Decrease) in accrued payroll and related liabilities        (5,992)     (8,930)    (28,410)
 Increase (decrease) in accrued expenses                       2,282         (52)     (3,215)
 Total adjustments                                          (111,653)    (44,594)   (103,109)

 Net cash provided by (used in) operating activities          12,932      64,301     (20,409)

Cash Flows From Investing Activities:
 Proceeds from investments, held to maturity                      --          --     156,410
 Payment for franchise available for sale                         --     (11,117)         --
 Collections on notes receivable                              25,929      15,656       8,333
     Purchase of equipment                                   (23,624)    (39,076)    (68,406)
 Proceeds from sale of equipment                                  --         556          --
 Proceeds from sale of franchises                             89,776      50,000      62,077
 Expenditures for trademarks                                    (790)     (2,939)         --

 Net cash provided by investing activities                    91,291      13,080     158,414

Cash Flows From Financial Activities:
 Net borrowings (payments) on line of credit                      --          --     (35,000)
 Principal payments on capital lease obligations              (8,083)    (20,184)    (23,136)
 Principal payments on notes payable - related party              --          --     (11,024)
 Court authorized payments on prepetition debt               (51,293)    (52,196)    (57,453)

 Net cash (used in) financing activities                     (59,376)    (72,380)   (126,613)


Net increase in cash and cash equivalents                     44,847       5,001      11,392

Cash and cash equivalents, beginning of year                  66,263      61,262      49,870

Cash and cash equivalents, end of year                    $  111,110   $  66,263   $  61,262

Continued - next page







 The accompanying notes are an integral part of the financial statements.

Continued -           TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                 1999        1998        1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Schedule of Noncash Investing and Financing Transactions:
    Equipment acquired under capital lease obligations
        (excluding amounts related to franchise
         purchase below).                                 $        --  $   23,669  $   55,271

    Deposits reclassified to equipment.                         7,600          --      36,700

    Equipment reclassified to idle equipment, net of
      accumulated depreciation of $400 for 1997.                   --      4,150        3,600

    Conversion of royalty receivable to note receivable.           --     15,044           --

    Franchise sales consisted of the following noncash
    components:
    - Distribution of property and equipment, net of
        accumulated depreciation of $39,866, $6,621
        and $73,330, respectively.                            (62,544)   (57,604)     (71,670)
    - Distribution of inventory.                              (15,300)    (7,567)     (36,672)
    - Elimination of goodwill associated with the
        sold franchises, net of accumulated
        amortization of $16,165 for 1998 and $37,872
        for 1997.                                                  --         --     (218,052)
    - Return and cancellation of 80,000 shares of
        common stock.                                              --         --       40,000
    - Cancellation of remaining obligation to issue
        common stock.                                              --         --       60,000
    - Settlement of notes payable associated with the
        sold franchises.                                           --         --      151,255
    - Assignment of capital leases associated
        with the sold franchises.                              19,043     15,599       16,488
    - Issuance of promissory notes receivable.                135,000     48,000       78,464


    Franchise purchase consisted of the following noncash
    components:
    - Acquisition of receivables.                               4,868         --           --
    - Acquisition of inventory.                                10,593         --           --
    - Acquisition of equipment and leasehold improvements.     43,204         --           --
    - Goodwill acquired.                                      140,747         --           --
    - Acquisition of accounts payable and other
        accrued expenses.                                     (16,358)        --           --
    - Assumption of capital leases associated
        with the acquired franchises.                          (5,137)        --           --
    - Assumption of notes payable to related parties.        (120,670)        --           --

 Cash Paid During the Year For:

     Interest expense                                     $    13,308  $  14,375   $   26,519

     Income taxes                                         $     4,352  $   4,054   $    3,495






   The accompanying notes are an integral part of financial statements.

                         TUNEX INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 1999, 1998 AND 1997

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

     Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 1999, the Company was operating one automobile service center in Colorado and one in Utah, and had franchise operations in Arizona, Colorado, Idaho, Nevada, Ohio, Puerto Rico and Utah.

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

     Income Taxes

     The Company utilizes the asset and liability method to account for income taxes. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between net income for financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized. Income tax expense is provided based upon the financial statement earnings of the Company. In this regard, the Company has established a deferred tax asset, subject to a valuation allowance, for the anticipated benefit of certain tax loss carryforwards allowable for Federal income tax purposes (see note 6).

     Earnings Per Share

     Net income per share was calculated based on the weighted average number of shares of common stock outstanding during the year. Preferred A shares, Preferred B shares, stock options and contingent shares to be issued based on the passage of time have all been treated as common stock equivalents in the computation. Total common stock and common stock equivalents were 2,192,156 in 1999 and 1998 and 2,232,005 in 1997.

     Goodwill

     Goodwill, which represents the excess of costs over fair value of assets acquired, is being amortized on a straight-line basis over periods of ten to 15 years. Amortization expense was $8,003, $679 and $8,647 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

     Management Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

     Reclassifications

     Certain  1998 and 1997 amounts have been reclassified to conform  with
     1999   classification.   Such  reclassifications  had  no  effect   on
     reported net income.


2. RECEIVABLES

    Receivables currently due are comprised of the following at March 31, 1999 and 1998:

                                                       1999       1998
     Trade accounts receivable                    $   22,687 $  32,194
     Accounts receivable for royalties                56,715    35,182
     Receivable from related party                        --    28,810
     Current portion of notes receivable
       from related party                                 --     4,748
     Current portion of notes receivable from
       individuals with annual interest rates
       ranging from 6 - 10%                           38,299    27,123
                                                     117,701   128,057
     Allowance for doubtful accounts                 (5,056)    (5,056)

        Net current receivables                   $  112,645 $ 123,001


   Long-term receivables are amounts due in excess of one year and consist of the following:

                                                    1999       1998
     Notes receivable from individuals           $  199,413 $ 103,617
     Trade accounts receivable                        2,525        --
     Accounts receivable for royalties                3,366        --
     Note receivable from related party                  --    29,871

        Total long-term receivables              $  205,304 $ 133,488


3. INVESTMENT IN FRANCHISE AVAILABLE FOR SALE

   As of March 31, 1998, the investment in franchise available for sale consisted of the costs to reacquire the franchise and receivables due the Company on that date. The Company recovered these costs upon the sale of the franchise during the year ended March 31, 1999. (See note 7.b.)

4. PROPERTY AND EQUIPMENT

   The   major   classifications  of  property  and  equipment   (including
   capitalized leases - note 10), at cost, are summarized as follows:

                                                    1999       1998

     Equipment                                             $  310,262 $ 352,300
     Office furniture and equipment                            54,431    53,690
     Signs                                                     26,415    23,115
     Leasehold improvements                                    70,114    70,931

        Total property and equipment                          461,222   500,036

     Less:  accumulated depreciation and amortization        (284,777) (305,509)

        Property and equipment - net                       $  176,445 $ 194,527

     Depreciation expense was $26,957, $22,427 and $20,926 for the years ended March 31, 1999, 1998 and 1997, respectively. Amortization expense related to capitalized leases was $4,537, $4,570 and $4,258 for the years ended March 31, 1999, 1998 and 1997, respectively.


5. NOTES PAYABLE - RELATED PARTY

   In connection with the Company's acquisition of the Sugarhouse franchise referred to in Note 7. c., the Company assumed $120,670 in notes payable to the previous owners of the franchise. The previous owners consist of certain officers and directors of the Company. The terms of the notes call for interest only payments at 9% for five years, after which the entire amount is due and payable. The principal amount of the notes may be converted, within the five year period, to restricted shares of common stock at the rate of $0.50 per share.


6. INCOME TAXES

   As of March 31, 1999, the Company has a net operating loss carryforward of approximately $1,952,000 which is available to offset future income taxes. The net operating loss expires in the years 2003 through 2006. A deferred tax asset associated with the loss of $147,654, $190,900 and $170,100, has been reflected in the financial statements for the years ended March 31, 1999, 1998 and 1997, respectively. The tax benefit is net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 23% for 1999 and 1998 and 21% for 1997. There are no net operating loss carryforwards available for state income tax purposes.

   Tax expense reflected in the financial statements is comprised of the following:

                                                    1999       1998       1997
     Computed tax expense, using applicable
       federal rates                          $   49,000 $   19,511 $   23,355
     Increase (decrease) in income taxes
       resulting from:
       Timing differences                             --     (2,411)    (4,648)
       Permanent differences                          --         --        467
     Total federal tax                            49,000     17,100     19,174
     Tax benefit of net operating loss           (49,000)   (17,100)   (19,174)
     Current federal tax                              --         --         --
     State tax expense                             8,652      3,654      5,295
     (Increase) decrease in net deferred tax
       benefit                                    43,246    (20,800)    18,900
     Total income tax expense (benefit)           51,898    (17,146)    24,195
     Income tax related to extraordinary item     (5,322)    (3,685)    (8,547)
     Income tax provision (benefit)           $   46,576 $  (20,831) $  15,648

7. BUSINESS COMBINATIONS AND SALE OF FRANCHISES

     a.In May 1998, the Company sold one of its Colorado franchises for $160,000. The Company received $25,000 in cash and a note for $135,000 as payment. The note bears interest at 10% and matures in April 2008. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located.

     b.In July 1998, the Company sold one of its Utah franchises for $60,000. The Company received full payment in cash. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located.

   c.In  July  1998, the Company reacquired the Sugarhouse franchise  which was owned by certain officers and directors of the Company. The Company has accounted for the acquisition as a purchase transaction, and beginning July 1, 1998, has included the results of operations of the acquired franchise in the Company's Statement of Income. The total consideration, as adjusted, was $204,118. Accordingly, acquired assets and liabilities, including $20,237 in cash, accounts receivable and inventory, $43,204 in equipment and leasehold improvements, $62,023 in cancelled trade and note receivables, $16,358 in accounts payable and accrued liabilities, and $125,807 in debt obligations were recorded. The excess value of the acquisition over and above the value of the net assets acquired, $140,748, has been recorded as goodwill to be amortized on the straight-line basis over 15 years.

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on April 1, 1996:

                             Year  Ended       Year  Ended        Year Ended
                            March 31, 1999    March 31, 1998    March 31, 1997

     Revenues                 $1,310,388        $1,648,639        $1,688,305
     Net income               $  115,612        $   90,066        $  101,290
     Earnings  per  share     $     0.05        $     0.04        $     0.05

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on April 1, 1996, or of future results of operations of the combined companies.


   d.On  August  31, 1996, the Company sold two Tunex franchises, including related goodwill, equipment, furnishings and inventory, back to its former owner. The manner of payment consisted of returning 80,000 shares of common stock issued as part of the original acquisition and cancelling a remaining obligation to issue an additional 120,000 common shares; settlement in full of notes payable in the amount of $151,255; and the issuance of a promissory note receivable to the Company in the amount of $78,464.


8. ADVERTISING

   Advertising costs, included in selling, general and administrative expenses, are expensed when incurred and amounted to $37,184, $47,865 and $57,919 for the years ended March 31, 1999, 1998 and 1997, respectively.


9. RETIREMENT PLAN

   Effective April 1, 1997, the Company adopted a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $10,000 for 1999 and $9,500 for 1998. The Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee's compensation. The Company may also make a discretionary contribution to the plan. The Company's contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $1,752 and $3,122 to the plan for the years ended March 31, 1999 and 1998, respectively.

10.   LEASE ARRANGEMENTS

   A. Capital Leases

      The Company leases equipment with an original cost of $28,915, $56,532 and $83,298 and accumulated amortization of $10,491, $9,687 and $26,012 as of March 31, 1999, 1998 and 1997, respectively, under the terms of several long-term capital lease arrangements. The monthly payments total $654 including interest at 17.6% to 20.2% and are due at various dates from November 1999 through October 2000.

      The following is a schedule of future minimum lease payments:

      Years Ending March 31,

          2000                                               $    6,064
          2001                                                    1,870

          Total minimum lease payments                            7,934

      Less: amount representing interest                           (920)

          Present value of net minimum lease payments             7,014

      Less: current portion                                      (5,272)

          Capital lease obligations, net of current portion  $    1,742

   B. Operating Leases

      The Company leases space under long-term operating leases which expire in various years through 2002. One agreement provides for two five-year renewal options. Generally, the Company is required to pay related costs such as property taxes, maintenance and insurance. Rental expenses for operating leases, less amounts paid by sublessees, amounted to $71,627, $105,272 and $136,377 for the years ended March 31, 1999, 1998 and 1997.

      Future minimum rental payments, excluding subleases, are as follows:

      Years Ending March 31,

          2000                            $  60,312
          2001                               43,380
          2002                               30,000
          2003                               22,500

          Total lease payments            $ 156,192

      The Company acts as sublessor with certain franchises on some operating leases and as such is contingently liable in the event that the sublessees do not fulfill their obligation.


11.   PREPETITION LIABILITIES

   The prepetition liabilities consisting of priority tax claims related to the Company's previous reorganization were unpaid as follows:

                                    Current   Long-Term    Total

      March 31, 1999               $30,712    $      --  $  30,712

      March 31, 1998               $51,323    $  46,973  $  98,296

      March 31, 1997               $52,196    $ 114,587  $ 166,783

   The priority tax claims were scheduled to be paid with interest at 11% over 60 months from June 1, 1990. Under terms of the reorganization, interest only payments were due for one year, and then amounts sufficient to amortize principal and interest were due over the remaining 48 months. In March 1993, the Company entered into a modification agreement with the Internal Revenue Service which is the majority priority tax claim creditor. Under the terms of the modification agreement, the interest rate was reduced from 11% to 7% and the monthly principal payment amount was reduced from twelve payments per year to eight payments per year. The effect of this agreement was to extend the payment schedule and enhance the working capital and cash flow situation of the Company.

   Prior to the reorganization, notification was sent to all priority tax creditors. Despite the Company's attempts to notify various state and local agencies of their priority tax claims, the creditors made no contact or attempt to collect the priority tax claims during the entire five year reorganization plan. These liabilities had an eight year statute of limitations; therefore, these agencies have lost their ability to pursue collection. Based on the fact that there had been no contact by the various taxing authorities in over five years, management has written off 25% of the outstanding liability and 50% of the accrued interest in the years ended March 31, 1997 and 1996. An additional 25% of the outstanding liability was written off in the year ended March 31, 1998. The remaining liability was written off in the year ended March 31, 1999 when the statute of limitations expired.

12.  PREFERRED STOCK

   a.Class  A  convertible preferred shares are senior to all other classes of preferred and common stock. The preferred stock has a liquidation preference of $.50 per share. Non-cumulative dividends can be paid, as declared, at the rate of 10% per annum on a par value of $.50 per share, commencing with the year following the effective date of the reorganization plan. No dividends have been declared as of March 31, 1999. The Preferred A shares are convertible to common stock on a basis of one share for one share.

   b.Class  B preferred shares have a preference over common stock  in  the event of liquidation, but have no priority over ordinary debt. They are nonassessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 1999. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. No Preferred B shares were converted to common shares during the years ended March 31, 1999 and 1998 and 4,655 Preferred B shares were converted to common stock during the year ended March 31, 1997.


13.  STOCK OPTIONS

   During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price is $.50 per share and the options are exercisable through July 31, 2000. No options were exercised during the years ended March 31, 1999, 1998 and 1997.


14.RELATED PARTY TRANSACTIONS

   a.Until  July  1, 1998, the Company had a one year management  agreement
     (terms negotiated annually) with the Sugarhouse franchise which was owned by certain officers and directors of the Company. The agreement called for such services as accounting and financial management, personnel management and supervision of day-to-day operations. The amount paid for services rendered to the franchise during the term of the current agreement was 2% of gross receipts plus 15% of net pre-tax earnings which resulted in a total of $741, $11,305 and $17,685 for the years ended March 31, 1999, 1998 and 1997, respectively. The franchise also reimbursed the Company for any other expenses necessarily and reasonably incurred by the Company in the performance of its duties under the agreement.

     The receivable due from this franchise was $28,810 and $26,170 as of March 31,1998 and 1997, respectively.

     In addition, in June 1996, the Company entered into a note receivable from this franchise for $34,619. The note called for interest only payments for two years and then monthly payments of $719, including interest at 9%, through April 2003. The balance due on the note was $34,619 at March 31, 1998 and 1997, respectively (see note 2).

   b.As discussed in notes 5 and 7.c, the Company reacquired a related party Tunex franchise. As part of the acquisition, certain assets and liabilities were cancelled and assumed. The excess value of the net assets acquired was recorded as goodwill.


15.  CONCENTRATION OF CREDIT RISK

   Substantially all of the Company's sales are to customers residing in the Rocky Mountain area. Sales can vary in relation to the economic conditions of this area.

   As disclosed in note 8, the Company acts as sublessor on some operating leases and is contingently liable in the event that the sublessees do not make payment. The Company has several options for recourse from the sublessees if this were to occur.

   The Company maintains several bank accounts at two institutions. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash at one institution exceeded the Federally insured limits by $7,403 as of March 31, 1999. Cash was within insured limits as of March 31, 1998 and 1997.


16.GOVERNMENTAL REGULATION

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


17.  YEAR 2000 ISSUE

   The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Date sensitive systems may recognize the year 2000 as 1900 or some other date. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   The Company has assessed the effects of the Year 2000 issue and has developed a plan for its information systems and business relationships with its customers and suppliers.

   While the Company has not performed a detailed analysis of the Year 2000 capabilities of its primary vendors, management believes that sufficient alternative sources of supplies and services are available in the event one of the Company's primary vendors suffers a Year 2000 related disruption of its operations.

   Because of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be Year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be Year 2000 ready.