Form 10QSB
period 1999-06-30
TUNEX INTERNATIONAL INC /UT/
filed 1999-08-16
CIK 806129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB





      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999, or



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

           As  of  June 30, 1999, the Issuer had outstanding
1,248,525 shares of common stock.

              PART  I.   FINANCIAL INFORMATION


              ITEM  1.   FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 1999, and the related statements of operations and changes in cash flow for the three month period ended June 30, 1999. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                      March 31,           June 30,
                                        1999                1999
                                                          Unaudited

CURRENT ASSETS:

     Cash                           $   111,110          $ 128,660

     Receivables - current portion      112,645            102,235

     Parts inventories                   46,870             55,858

     Prepaid expenses                     6,352              6,743

     Deferred income tax benefit         32,500             32,500


         Total Current Assets           309,477            325,996


PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation    174,445            178,011



OTHER ASSETS

     Notes Receivable, less current     205,304            209,918

     Idle Equipment                       8,750              8,750

     Goodwill                           134,490            131,069

     Trademarks                           3,534              3,512

     Deposits                             8,843              8,843

     Deferred income tax benefits       115,154            115,154

               Total Other Assets       475,075            477,246


TOTAL ASSETS                           $960,997           $981,253

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                           March 31,      June 30,
                                              1999          1999
                                                         (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                       $21,268       $33,628
     Accrued liabilities                     49,666        45,944
     Income taxes payable                     - - -         8,800

     Obligations under capital
          leases-current portion              5,272         4,916
     Pre-petition liabilities                30,712        11,307


               Total Current Liabilities    106,918       104,595


LONG TERM DEBT:

     Notes Payable - Related parties        120,670       120,670

     Obligations under capital leases -
          net of current portion              1,742         - - -



TOTAL LIABILITIES                           229,330       225,265

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,525 shares issued &                1,249         1,249
     outstanding

Preferred Stock, Class A, par value $.50,
     600,000 shares authorized, issued &    300,000       300,000
     outstanding

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding    497,262       497,262

     Additional paid-in capital           3,748,640     3,748,640
     Accumulated Deficit                 (3,815,484)   (3,791,163)
     Total Stockholders' Equity             731,667       755,988

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $  960,997    $  981,253

                     TUNEX INTERNATIONAL, INC.
                     STATEMENTS OF OPERATIONS

                            (Unaudited)

                                For the Quarter   Ended June 30,
                                      1999            1998

SALES AND OTHER REVENUE:

  Service and parts sales           $204,727        $192,603

  Franchise Royalties                 84,583          74,729

  Franchise Sale (Net of Costs)        1,000          19,000

  Other Revenue                        8,117         110,662

               Total Revenues       $298,427        $396,994

COSTS AND EXPENSES:

  Cost of service and parts          135,238         132,026

  General and Administrative         130,624         135,110

  Depreciation                         4,797           3,261

  Interest expense                     3,447           1,627

       Total Costs and Expenses      274,106         272,024

INCOME BEFORE INCOME TAXES         $  24,321       $ 124,970

  Current Income Tax Expense           1,200           6,200

  Deferred Income Tax Expense          5,100          14,500

NET INCOME                         $  18,081       $ 104,270

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT             $.009            $.05

                     TUNEX INTERNATIONAL, INC.
                 STATEMENT OF CHANGES IN CASH FLOW
                            (Unaudited)


                                      For the Three Months Ended June 30,
                                                 1999        1998
CASH FLOW FROM OPERATIONS:

  Income                                     $ 18,081    $104,270
  Items not requiring cash:
  Depreciation                                  4,797       3,261
                                               22,878     107,531
  Decrease (increase) in receivables            5,796    (101,788)
  Decrease (increase) in inventories           (8,988)     10,961
  (Decrease) increase in accounts payable      17,438
  Decrease (increase) in prepaid expenses
  PP&E, capital expenditure in cash            (3,171)     48,906

  Decrease in deferred tax benefits             5,100      14,500

     Net cash provided (used) in operation    $39,053     $60,002


CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt     (19,405)    (18,778)
  Principal payments on capital lease
     obligations                               (2,098)     (2,408)


     Net cash provided (used) from            (21,503)    (21,186)
         financing

     Net cash provided during three            17,550      38,816
         months

     Cash on hand - beginning                 111,110      66,263

     Cash on hand - ending                   $128,660    $105,079

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material changes in financial condition.

At June 30, 1999, the Company's financial condition continued to improve, primarily as the result of an increase in cash, a decrease in receivables and the continuing reduction of pre-petition liabilities, causing the working capital to increase from $202,559 on March 31, 1999 to $221,401 on June 30, 1999.

These reductions, along with the pay-off of all long term capital lease obligations, have increased stockholders' equity from $731,667 on March 31, 1999 to $755,988 on June 30, 1999.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and its continuing efforts to develop new service centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.


Results of operations.

During the three months ended June 30, 1999, the Company's total revenue decreased from $396,994 in 1998 to $29,842 in 1999. This decrease is the direct result of the sale and the conversion to a franchise of a company owned center during the quarter ended June 30, 1998, which also included the sale of a franchise license. Sales of service and parts increased slightly from $192,602 in 1998 to $204,727 during the 1999 period. Franchise royalties increased from $74,729 in 1998 to $84,482 during the 1999 period, the result of increased system wide sales.

For the three month period ended June 30, 1999 the Company shows an income from operations, before income tax of $24,321 compared to income of $124,970 for the same period in 1998. This decrease in income is solely the result of the fact that there has not been a sale and conversion of a company center or the sale of a franchise license in that period as compared to the same period in 1998.

After giving effect to income tax expenses and the change as a result of deferred tax benefits, the net income for the three months period ended June 30, 1999 is $18,081, as compared to $104,270 for the same period in 1998. Consequently, the Company had net income per common share, on a fully diluted basis, of $0.009 for the three month period ended June 30, 1999 as compared to $0.05 for the same period in 1998.

During the three month period ended June 30, 1999, the Company operated two service centers, which it also owns. No new service centers have been opened for business during that period. There are now a total of twenty-five (25) centers in operation with a systemwide sales increase of nine percent (9%) for the period ended June 30, 1999.

In looking ahead, the Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the Company.

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

As part of management's review of internal telecommunications and computer systems, a decision was reached to reprogram the affected portion of the Company's current and system-wide Point-of-Service (POS) Software program, which is not yet Y2K compliant. All hardware and software is presently being tested for compliance and for reprogramming of embedded chips. The accounting software has been replaced with a Y2K compliant version. The Company will also replace the POS software in all its franchised locations with the Y2K compliant version. All franchisees of the Company have been notified to have their present computer hardware tested, reprogrammed or updated in order to be compliant for Year 2000 operation. All these procedures and operations will be completed by the end of the third calendar quarter of the year 1999. Cost for reprogramming, testing, and additional Y2K compliant hardware and software are expected to be approximately $5,000.00 during this fiscal year.

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

                                       TUNEX INTERNATIONAL, INC.



Date:   August 11, 1999       By: Rudolf Zitzmann (Signature)
                                  President (Duly Authorized and
                                  Principal Financial Officer)