Form 10QSB
period 1999-09-30
TUNEX INTERNATIONAL INC /UT/
filed 1999-11-15
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB


      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999, or

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

      Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that he Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]   No  [ ]

      As  of   September 30, 1999, the Issuer had outstanding
1,248,525 shares of common stock.

             PART   I.    FINANCIAL INFORMATION


             ITEM   1.     FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of September 30, 1999, and the related statements of operations and changes in stockholders' equity and cash flow for the six-month period ended September 30, 1999. In the opinion of management of the Company, the financial statements fairly
present  the financial condition of the Company.   Management
is  not aware of any adjustments that are necessary to a fair
presentation   of   the  results  for  the  interim   periods
disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                       March 31,  September 30,
                                            1999           1999
                                                    (Unaudited)

CURRENT ASSETS:

     Cash                            $   111,110       $123,858

     Receivables - current portion       112,645         76,428

     Parts inventories                    46,870         56,113

     Prepaid expenses                      6,352          7,585

     Deferred income tax benefit          32,500         23,800


         Total Current Assets            309,477        287,784

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation     174,445        181,203

OTHER ASSETS

     Notes Receivable, less current      205,304        218,947

     Idle Equipment                        8,750          8,750

     Trademarks                            3,534          3,489

     Deposits                              8,843          8,843

     Goodwill                            134,490        128,651

     Deferred income tax benefits        115,154        115,154

               Total Other Assets        475,075        483,834


TOTAL ASSETS                            $960,997       $952,821

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                          March 31,   September 30,
                                               1999            1999
                                                        (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                     $  21,268    $  18,916
     Accrued liabilities                     49,666       40,111
     Income taxes payable                    ------        6,121
     Obligations under capital                5,272        3,185
          leases  - current portion
     Pre-petition liabilities                30,712       ------

       Total Current Liabilities            106,918       68,333

LONG TERM DEBT:

     Notes payable - related parties       120,670       115,670

     Obligations under capital leases,
           net of current portion            1,742        ------

TOTAL LIABILITIES                          229,330       184,003

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
  50,000,000 shares authorized,
  1,248,215 shares issued & outstanding      1,249         1,249

Preferred Stock, Class A, par value $.50,
  600,000 shares authorized, issued &
  outstanding                              300,000       300,000

Preferred Stock, Class B, par value $1.00,
  700,000 shares authorized,
  497,262 shares issued & outstanding      497,262       497,262

  Additional paid-in capital             3,748,640     3,748,640
  Accumulated Deficit                   (3,815,484)   (3,778,333)
  Total Stockholders Equity                731,667       768,818

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $ 960,997     $ 952,821

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                      Three Months         Six Months
                                         Ended                Ended
                                      September 30         September 30
                                     1999      1998       1999      1998

 SALES AND OTHER REVENUE:

   Service and parts sales        $ 214,153 $ 222,717  $ 418,880 $ 415,320

   Franchise Royalties               87,133    88,584    171,716   163,313

   Franchise Sales (Net of Costs)    ------    19,000      1,500    38,000

   Other Revenue                      5,194     6,599     13,312   117,261

      Total Revenue                 306,480   336,900    605,408   733,894

COSTS AND EXPENSES:

   Cost of service and parts        138,957   141,452    274,195   273,478

   General and Administrative       131,222   122,218    259,927   257,328

   Depreciation / Amortization        9,347     6,151     16,564     9,412

   Interest expense                   3,024     3,235      6,471     4,862

      Total Costs and Expenses      282,550   273,056    557,157   545,080

INCOME BEFORE INCOME TAXES           23,930    63,844     48,251   188,814

   Current Income Tax Expense         1,200     3,200      2,400     9,400

   Deferred Income Tax Expense        3,600    14,500      8,700    29,000

NET INCOME                        $  19,130 $  46,144  $  37,151 $ 150,414

NET INCOME PER COMMON SHARE             .01      .022        .02       .07
OR COMMON SHARE EQUIVALENT

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)



                             For the Six Months Ended September 30,

                                                   1999       1998



CASH FLOW FROM OPERATIONS:

  Income                                        $ 48,251  $188,814
  Items not requiring cash:
  Depreciation / Amortization                    16,564     9,412
                                                 64,815   198,226

  Decrease (increase) in receivables             36,217   (75,512)
  Decrease (increase) in inventories             (9,243)    6,900
  (Decrease) increase in accounts payable       (11,907)  (23,577)
  Decrease (increase) in prepaid expenses,
        goodwill, PP&E, capital expenditure in  (32,593)   13,072
        cash

        Net cash provided (used) in operation    47,289    119,109



CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt       (30,712)  (37,867)
  Principal payments on capital lease
   obligations                                   (3,829)  (19,179)


      Net cash provided (used) from financing   (34,541)  (57,046)

      Net cash provided (used) during six month  12,748    62,063

      Cash on hand - beginning                  111,110    66,263

      Cash on hand - ending                    $123,858  $128,326

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material Changes in Financial Condition.

At September 30, 1999, the Company's financial condition continued to improve, primarily as the result of an increase in cash, a decrease in receivables and the pay-off of all pre-petition liabilities, causing the working capital to increase from $202,559 on March 31, 1999 to $219,451 on September 30,
1999.

These reductions, along with the pay-off of all long term capital lease obligations, have increased stockholders' equity from $731,667 on March 31, 1999 to $768,818 on September 30, 1999.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop new service centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and the granting of franchise licenses.


Results of Operations.

During the six months period ended September 30, 1999, the Company's total revenue decreased from $733,894 in 1998 to $605,408 in 1999. This decrease is attributed to the fact that only two company-owned centers are contributing to the sales of service and parts and that two company-owned centers had been sold and converted to franchises in the prior year six months period ended September 30, 1998, resulting in revenue from franchise sales and the sale of goodwill as part of other revenue in that period.

During the three months period ended September 30, 1999, total revenue decreased from $336,900 in 1998 to $306,480 in 1999. This decrease is a result of a decrease in the sales of service and parts, no increase in franchise royalties, and the fact that there has been no revenue from the sales of franchises during this period compared to the revenue of $19,000 from franchise sales during the three months period ended September 30, 1998. While there had been stystemwide growth in sales of 8% during the three months period ended June 30, 1999, systemwide sales during the three months period ended September 30,1999 showed a decline of almost 3%, which can be attributed to some unusually mild summer weather in many of the regions where Tunex service centers are operating, in what is historically the strongest period for sales in the year.

For the six month period September 30, 1999 the Company shows as income, before income tax, $48,251 compared to an income of

$188,814 for the same period in 1998. This decrease in income is the result of decreases in revenue, and the fact that two conversions of company-owned centers to franchised centers resulted in franchise sales revenue of $38,000 and revenue from the sale of goodwill of approximately $100,000, compared to no revenue in either of these categories during the 1999 period.

After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three months period ended September 30, 1999 is $19,130 as compared to $46,144 for the same period in 1998. Consequently, the company had $.01 income per common share, on a fully diluted basis for the three months period ended September 30, 1998, as compared to $.022 for the same period in 1998. Net income for the six months period ended September 30, 1999 is $37,151 as compared to $150,414 for the same period in 1998. Income per common share, on a fully diluted basis, for the six months period ended September 30, 1999 is $.02 as compared to $.07 for that same period in 1998.

During the six months period ended September 30, 1999, the Company operated two service centers, which it also owns, and is supporting the operations of twenty-three franchised service centers. No new service centers have been opened for business during that period. There are now a total of twenty-five (25) centers in operation.

In looking ahead, the Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the Company

The Company is also actively promoting and offering individual franchise licenses for development by the franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.


Year 2000 (Y2K) Readiness.

The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is principally the result of computer programs that have time-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers.

While the Company has not performed a detailed analysis of the Y2K capabilities of its primary vendors, management believes that sufficient alternative sources of supplies and services are available to be called upon in the event one of the Company's primary vendors suffers a Y2K related disruption of its operations.

As part of management's review of internal telecommunications and computer systems, a decision was reached to reprogram the affected portion of the Company's current and system-wide Point-of-Service (POS) Software program, which is now Y2K compliant. All hardware and software has been tested for compliance and the reprogramming of embedded chips. The accounting software has been replaced with a Y2K compliant version. The Company is in the process of replacing the POS software in all its franchised locations with the Y2K compliant version. All franchisees of the Company have been notified to have their present computer hardware tested, reprogrammed or updated in order to be compliant for Year 2000 operation. All these procedures and operations have been completed. Cost for reprogramming, testing, and additional Y2K compliant hardware and software have been approximately $5,000.00 during this fiscal year.

The Company sees no potential risk from these reprogramming and updating operations and there are adequate internal personnel and resources available to have all the Company's computer systems Y2K compliant. In a worst case scenario, manual procedures are available to continue the operations, should any computer system fail.

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


                                   TUNEX INTERNATIONAL, INC.



Date:   November 10, 1999          By Rudolf Zitzmann (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)