Form 10QSB
period 1999-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2000-02-14
CIK 806129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                         FORM 10-QSB

      X    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999, or

     [ ]   Transition report under Section 13 or 15  (d)  of
the  Securities  Exchange  Act of 1934  for  the  transition
period from                        to

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

     As of December 31, 1999, the Issuer had outstanding
1,248,525 shares of common stock.

     PART   I.    FINANCIAL INFORMATION

              ITEM   1.    FINANCIAL STATEMENTS

       Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of December 31, 1999, and the related statements of operations and changes in stockholders' equity and cash flow for the nine-month period ended December 31, 1999. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the Results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                          March 31,    December 31,
                                             1999          1999
                                                        (Unaudited)

CURRENT ASSETS:

 Cash                                     $ 111,110    $ 113,350

 Receivables - current portion              112,645       78,325

 Parts inventories                           46,870       54,855

 Prepaid expenses                             6,352        5,268

 Deferred income tax benefit                 32,500       32,500


    Total Current Assets                    309,477      284,298


PROPERTY, PLANT AND EQUIPMENT:

 Net of accumulated
    depreciation                            174,445      183,624

OTHER ASSETS

 Notes Receivable, less current             205,304      212,648

 Idle Equipment                               8,785        8,750

 Trademarks                                   3,534        3,465

 Deposits                                     8,843        8,843

 Goodwill                                   134,490      126,232

 Deferred income tax benefits,              115,154      115,154
         less current

      TOTAL OTHER ASSETS                    475,075      475,092

TOTAL ASSETS                                960,997      943,014

                    TUNEX INTERNATIONAL, INC.

                         BALANCE SHEETS

                                          March 31,  December 31,
                                            1999         1999
                                                     (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                      $21,268      $10,292
     Accrued liabilities                    49,666       37,379
     Income tax payable                                   3,721
 Obligations under capital
            leases-current portion           5,272        1,802
     Pre-petition liabilities               30,712      -------


        Total Current Liabilities          106,918       53,194


LONG TERM DEBT:

     Notes payable - related parties       120,670      111,478
     Obligations under capital leases -
            Net of current portion           1,742      -------

TOTAL LIABILITIES:                         229,330      164,672

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,525 issued &  outstanding         1,249        1,249
Preferred Stock, Class A, par value
$.50,
     600,000 shares authorized, issued     300,000      300,000
     & outstanding

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued &               497,262      497,262
outstanding

     Additional paid-in capital          3,748,640    3,748,640
     Accumulated (Deficit)              (3,815,484)  (3,768,809)
     Total Stockholders Equity             731,667      778,342

TOTAL LIABILITIES AND STOCKHOLDERS'      $ 960,997    $ 943,014
EQUITY

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         Three Months            Nine Months
                                             Ended                  Ended
                                          December 31            December 31
                                      1999          1998    1999         1998
SALES AND OTHER REVENUE:

 Service and parts sales            $ 171,693  $ 187,189  $590,573   $ 602,509

 Franchise Royalties                   71,277     70,049   242,992     233,362

 Franchise Sales (Net of costs)             -      1,000     1,500      39,000

 Other Revenue                          2,706     14,553    16,017     131,814

   Total Revenue                      245,676    272,791   851,082   1,006,685

COSTS AND EXPENSES:

 Cost of service and parts            111,781    130,171    385,976    403,649

 General and Administrative           123,400    119,673    383,325    377,001

 Depreciation                           9,347      6,152     25,911     15,564

 Interest expense                       2,724      3,664      9,195      8,526

   Total Costs and Expenses           247,252    259,660    804,407    804,740

INCOME (LOSS) BEFORE INCOME TAXES      (1,576)    13,131     46,675    201,945

 Current Income Tax Expense              (100)       700      2,350     10,000


 Deferred Income Tax Benefits            (900)     1,900      9,800     62,000


NET INCOME (LOSS)                     $  (576)  $ 10,531   $ 34,525  $ 129,945

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALEN             $   .00   $   .005   $   .02   $     .06

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                                        For the Nine Months Ended December 31,
                                                 1999         1998


CASH FLOW FROM OPERATING ACTIVITIES:

 Income Before Income Taxes                     46,675       201,945
 Items not requiring cash:
 Depreciation / Amortization                    25,911        15,564
                                                72,586       217,509
 Decrease (increase) in  receivables            34,320       (67,671)
 Decrease (increase) in inventories             (7,985)        3,936
 (Decrease) increase in accounts payable       (23,263)      (25,424)
 Decrease (increase) in prepaid expenses         1,084
   Goodwill, PP&E, capital expenditure in
    cash                                       (38,578)      (18,776)

 Net cash provided (used) in operation          38,164       123,268


CASH FLOW FROM FINANCING ACTIVITIES:

 Principal payments on pre-petition debt       (30,712)      (67,207)
 Principal payments on capital lease
        obligations                             (5,212)      (21,111)

 Net cash provided (used) from financing       (35,924)      (88,318)

 Net cash provided (used) during nine
           months                                2,240        34,950

 Cash on hand - beginning                      111,110        66,263

 Cash on hand - ending                       $ 113,350     $ 101,213

ITEM   2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

At December 31, 1999 the Company's financial condition continues to improve. Although total Assets decreased from $960,997 on March 31, 1999 to $943,014 at December 31, 1999, the total liabilities decreased from $229,330 on March 31, 1999 to $164,672 at December 31, 1999, resulting in an increase in stockholder's equity from $731,667 on March 31, 1999 to $778,342 at December 1, 1999.

Working capital of the Company increased from $202,559 on March 31, 1999 to $231,104 on December 31, 1999. Management believes that the working capital of the company is adequate for its current and ongoing operations. Development of additional new service centers is dependent on the sale and conversion of such centers to franchise licensees and the sale of franchise licenses for development by the licensees.

Results of Operations.

During the nine months period ended December 31, 1999, the Company's total revenue declined from $1,006,685 to $851,092. This result is primarily caused by the fact that the Company sold and converted two of its Company owned service centers, which is reflected by the $39,000 of Franchise Sales and by the $131,814 of Other Revenue during the 1998 period, as compared to $1500 of Franchise Sales and $16,017 of Other Revenue during the 1999 period. Income before income taxes for the three months ended, December 31, 1999 shows a $1,576 loss compared to a $13,131 income for the same period in 1998. This was mainly due to greater Other Revenue of $14,553 in 1998 compared to $2,706 of Other Revenue in 1999, a decrease in service and parts sales and a percentage increase in administrative expenses due to additional staffing for operational support in that same three month period

Income before income taxes, for the nine month period ended December 31, 1999, is $46,675 compared to $201,945 for the same period in 1998. This decrease in income is again the result of lower total Revenue, caused by the fact that no Company owned centers were converted to franchises during this period as opposed to the period ended December 31, 1998.

After giving effect to income tax expenses, and the change as a result of deferred tax benefits, the net income or loss for the three-month period ended December 31, 1999 is a loss of $576 as compared to income of $10,531 for the same period in 1998. Consequently, the company had no income per common share, on a fully diluted basis for the three month period ended December 31, 1999, as compared to $.005 for the same period in 1998. Net income for the nine-month period ended December 31, 1999 is $34,525 as compared to $129,945 for the same period in 1998. Income per common share, on a fully diluted basis, for the nine-month period ended December 31, 1999 is $0.02, as compared to $0.06 for that same period in 1998.

The Company is actively advertising its franchise opportunities in business publications, internet web sites and on its own web site and has qualified and expects to qualify individuals and entities that will either buy newly developed and operational centers or purchase individual franchise licenses for development by the franchise licensee. The Company is presently planning to add six more licenses to its system over the next twelve-month period for development, training and business start-up. The company is concentrating its efforts primarily in the mountain states, where Tunex franchises are already in operation, and continues to offer master franchises for areas, cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty on gross sales. The cost of master franchises is dependent on the size of the area involved.


           ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS:  Attached is the Financial Data Schedule, Exhibit
Reference Number 27


FORM  8-K:     None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.



Date:  February 11, 2000           By R. Steven Love (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)