Form 10KSB
period 2000-03-31
TUNEX INTERNATIONAL INC /UT/
filed 2000-06-29
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-KSB

[X]Annual  report  under Section 13 or 15(d)  of  the  Securities
   Exchange Act of 1934 for the fiscal year ended March 31, 2000, or

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's  revenues  for  its most  recent  fiscal  year:  $
1,080,477

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 2000 was $523,875

      As of March 31, 2000, the Issuer had outstanding 1,848,525 shares of its common stock, par value $0.001.

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

     A court-sanctioned reorganization of the Company and its finances, and the re-signing of a core group of franchise owners allowed the Company to slowly rebuild its system to a point where since 1995 new franchised centers have again been, and continue to be developed, opened and added to the system.

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

BUSINESS OPERATIONS

    General

     Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and analyzing systems, such as ignition, fuel injection, carburetion, emission, computer controls, air conditioning, heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as lubrication, brakes, emissions testing and safety inspections. These services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least six and, in many cases, eight service bays equipped with modern diagnostic/service equipment and instruments, meeting the Company's specifications. At the present time, there are 25
Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of Puerto Rico. Of the 25 Tunex centers open, 23 are owned and operated by franchisees and two are company owned and operated.

     Tunex completely "tunes" an engine along with repairs and services of all under-the-hood systems to new car performance standards. It is the Tunex diagnostic first method that separates this Company from others, together with the approach of solving a need or problem first and then pointing out potential problems rather than just performing tune-ups or maintenance procedures. Tunex gives a written guarantee of satisfaction; and the guarantee is good at all Tunex centers no matter where the original work was performed.

    To accomplish this, Tunex first makes a complete study of the engine's condition and the condition of other engine related systems with its trademark engine analysis and visual inspection. This procedure, along with any other required analysis, performed quickly while the customer waits or watches, accurately pinpoints any and all problems in a car's engine, and related systems. These in-depth analyses and inspection also reveals potential problems that require correction or maintenance before a breakdown occurs. The results of these completed analyses are then reviewed with the customer. Only needed repairs or maintenance, which the customer authorizes, and are clearly specified on the customer's report, are undertaken and performed at posted prices. Only high quality parts are used.

     After each repair, replacement, or adjustment, the work is electronically quality control tested. Performance is considered satisfactory only when readings meet or exceed manufacturer's "new car" specifications for the make and model of the car being serviced. The vehicle is then test driven to assure top performance.

     Tunex has developed and owns a customized Point-of-Service computer software program which aids in getting accurate problem symptoms and vehicle information from the customer, maintains service records and other data of the customer and his vehicles, generates works orders, monitors inventory, costs, along with accounting information, and provides the customer with an invoice and a personalized guarantee on the work performed.

     Most services at Tunex centers are scheduled by appointment. A comfortable, clean, and professional looking waiting room is provided for those customers who want to wait while the work is being done. Shuttle services are made available for customers who have to return home or to work. All these Tunex services are also available on a fleet basis to contractors and other businesses.





    Employees

     The Company currently employs fourteen full-time employees consisting of seven technical personnel, two service center managers and five headquarters employees who are responsible for executive, accounting, administrative, development, technical support, training and franchise support functions. All employees are leased through a professional employer organization to achieve maximum benefits at reduced costs.

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

    The primary objective of the Company is to use its experience from being the oldest and most experienced company in its field and to build on the position of being recognized as the most prominent automotive engine performance specialty service business in the state of Utah, by aiming at establishing the same position in the surrounding states, and ultimately in the country.

    Recent Developments


    Same-store sales for the 25 established Tunex Service Centers continued to increase, with 1999 sales of $9.7 million versus sales of $9.2 million in the prior year, for an annual increase of 4%.

     On January 1, 2000, Rudolf Zitzmann, the Company's President and Chief Executive Officer for the last eleven years, retired from these positions. The Board of Directors appointed R. Steven Love as the new President and CEO of the Company. Mr. Love is the former Owner, President and CEO of Amware, Inc., a regional automotive warehouse and distribution company; a company that he had sold to another parts distribution company, more than a year ago. Mr. Zitzmann stayed with the Company through the end of March to help with transitional tasks and will remain as a Director and a Consultant, on a part time basis, for the foreseeable future.

     In February and May of this year the Company sold licenses for two new areas in the Utah region with new center construction planned to start this fall season. The plans for one of these centers has been increased from the present eight bay to a ten bay format to accommodate anticipated sales increases and adjust to the higher land costs.

     The Company had contracted and developed an extensive Website, which has been published on the Internet under the name of www.tunex.com and has recently been updated to also provide an Intranet. The website contains the promotion of Tunex services, addresses and locations of all Tunex centers, information and promotion of individual Tunex centers information on franchising opportunities, employment opportunities, plus many other features, including information to the consumer. The Intranet portion of the Website is primarily for communication with and between Tunex franchisees, for information to franchisees and their managerial and technical personnel.




                 ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal offices, training center, warehouse, and the Company operated service center are located at 544-566 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $2,500.00 per month under a lease that has been extended to expire in December 2002.

    The Company presently leases the following properties for the
Tunex  Service  Centers having principal terms as follows.   Some
properties are subleased to franchisees where indicated:

                            Monthly    Expiration
Location                    Rental     Date           Premises

7061 Sheridan Boulevard     $1,677     February 2003  Subleased
Westminster, Colorado

535 North Murray Boulevard  $2,583     July 2005      Company
Colorado Springs, Colorado

2664 East 17th Street       $3,060     January 2001   Subleased
Idaho Falls, Idaho

4909 South Highland Drive   $1,471     April 2001     Subleased
Salt Lake City, Utah

5970 Dixie Highway          $2,404     January 2003   Subleased
Fairfield, Ohio

2494 South Highway 91       $3,300     May 2016       Subleased
Bountiful, Utah

1141 W. Antelope Dr.        $3,787     February 2006  Subleased
Layton,  Utah

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

                   ITEM 3. LEGAL PROCEEDINGS



      There are presently no legal proceedings against this Company or by this Company.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the last fiscal quarter, the Company did not submit any matter to a vote of its security holders.

                             PART II

                ITEM 5. MARKET FOR COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 1999 and 2000, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

     Quotations for the Company's common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

     Quarter Ended:           High Bid          Low Bid
                              (Common Stock)    (Common
                                                Stock)

     June 30, 1999            $0.50             $0.25
     September 30, 1999       $0.50             $0.50
     December 31, 1999        $0.6250           $0.50
     March 31, 2000           $0.75             $0.6250

     June 30, 1998            $0.25             $0.25
     September 30, 1998       $0.375            $0.25
     December 31, 1998        $0.25             $0.25
     March 31, 1999           $0.25             $0.25

      As  of  May  31,  2000, the Company has  approximately  682 holders of record of its common stock.

      The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.


        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operation

     Total revenue has decreased to $1,080,477 in 2000 from $1,226,709 in 1999. This decrease is primarily the result of service and parts sales, in two company owned service centers, declining to $754,467 in 2000 from $790,004 in 1999, the result of the Company granting just one license during that period and that the Company sold and converted to a franchise a Company owned center in 1999, for a gain in income by way of a note to the Company for $135,000, against no gain in 2000.

     Royalty income from franchised service centers increased  to
$315,863  in  2000 from $306,527 in 1999, the result  of  a  4.5%
increase in system-wide sales by franchised service centers.

     The Company shows an operating loss for the year 2000 of $25,497 as compared to operating income of $145,306 in 1999. This represents a decrease of 117% from the previous year operating income. This decrease in operating income is the result of higher general and administration expenses, the result of fewer franchise sales, inventory adjustments, the costs associated with personnel changes and the transition to a new chief executive (see "Item 1. Description of Business, Business Operations - Recent Developments"), and nonperformance on the note received for the sale of the Company owned center in 1999, resulting in "doubtful accounts" approximately of $27,000.
     When taking into account the other income or expenses in the fiscal year ended March 31, 2000, the loss before income taxes and extraordinary items is $23,116 in 2000 as compared to an income of $160,192 in 1999.

    In fiscal year 1994 the Company benefited from a considerable increase in deferred tax benefits recognized on the books, resulting from prior period income taxes for the fiscal year ended March 31, 2000, in the amount of $6054 as compared to a provision of $46,576 in 1999, this resulted in a loss before extraordinary item of $29,170 as compared to an income of $113,616 in 1999. The federal income tax portion of this expense is offset by these tax benefits and no federal income taxes are payable. Additionally the Company's remaining net operating loss, which is available to offset federal income tax, totals approximately 1.95 million, as of March 31, 2000.

     After giving effect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized the net loss of $29,170 in 2000 as compared to income of $124,585 in the fiscal year 1999. Consequently, the Company had a net loss per common share after taxes on a diluted basis of $.01 in 2000 as compared to income of $.06 in 1999.

     The Company has recently obtained a $50,000 line of credit with its banking institution which it plans to use to supplement its available cash to allow the Company to develop and open for business possibly two more service centers in a present market area for conversion to franchised centers. The Company has so far this fiscal year sold one additional franchise to one of its existing franchisees and expects to sell at least four more franchises in fiscal year 2001, preferably in undeveloped areas in states within the Company's Headquarter Vicinity. New franchise licenses sell for $19,000, with an optional development fee of $6,000 or a total of $25,000. In addition, new franchisees pay a royalty to the Company equal to 5% of gross sales by the franchised service center. The Company has a master franchise covering Puerto Rico and the Caribbean basin. This master franchise has the right to develop three service centers in its initial stages along with sub-franchising to qualified individuals, with the first service center in full operation. The Company will continue to offer master franchises in parts of this country that are a great distance from the Company's headquarters and in some foreign countries.

Liquidity and Capital Resources

     The Company's cash has decreased from $111,110 in 1999 to $71,205 in 2000. The Company's working capital decreased from $202,559 in 1999 to $175,226 in 2000. This decrease is primarily the result of the reduction in current liabilities and a decrease in current receivables.

     A  Net loss from operations and a reduction on the amount of long-term  note  receivable, have resulted in a decrease  to  the
Company's stockholders' equity from $731,667 in 1999 to  $702,497 at the end of fiscal year 2000.

     Management believes that the working capital of the Company is adequate for its current and ongoing operations.

Year 2000 (Y2K) Compliance.

The Company has reprogrammed the affected portion of the Company's system-wide Point-of-Service (POS) Software program, in order to make it Y2K compliant. All hardware and software has been tested for compliance. The accounting software has been replaced with a Y2K compliant version. The Company has also replaced the POS software in all its franchised locations with the Y2K compliant version. All these procedures and operations had been completed by the end of the third calendar quarter of the year 1999. Cost for new Y2K compliant hardware and software were approximately $7,000.00 and the cost for reprogramming, testing, and additional Y2K compliance of software were another $5,000.00 during fiscal year 2000.

                  ITEM 7. FINANCIAL STATEMENTS

     The balance sheets of the Company as of March 31, 2000, and 1999 and the related statements of operations, stockholders' equity, and cash flows for the three years ending March 31, 2000, 1999 and 1998, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-
1. (See the index to financial statements on page 15.)

       ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

    None.

                            PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

    Name               Age   Position Held                 Since

    Edward Dallin      61    Chairman of the Board         1990
    Bagley

    R. Steven Love     50    President,Chief Executive     2000
                             Officer and Director

    George V. South    51    Secretary, Controller         1993

    Larry R. Hendricks 57    Director                      1990

    Rudolf Zitzmann    65    Director                      1985

     All directors and executive officers serve until the next annual meeting of the shareholders and directors, respectively, and until their successors are elected and qualified.

    Edward Dallin Bagley became a director of the Company in May 1990. He has been actively involved in the securities industry for the past twenty years. From 1986 to 1990, Mr. Bagley has owned and operated Bagley Securities, Inc., a Salt Lake City stock brokerage firm. Mr. Bagley is now an investment and financial consultant and also an attorney and member of the Utah State Bar. In addition, he is a director of ION Laser Technology, Inc., Gentner Electronics, Inc., and Mining Services International Corporation, all publicly held corporations.

    R. Steven Love became President, Chief Executive Officer and Director of the Company on January 1, 2000. Prior to that Mr. Love was the owner, President and CEO of Amware, Inc., a major parts warehouse distributor in Salt Lake City and the surrounding areas. A year ago, Mr. Love sold his company to the Frank Edwards Company, a regional warehouse distributor and, until December 1999, assisted that company in the transition.

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

    Rudolf Zitzmann became a Director of the Company in  1985
    and was then its Vice President of Franchise Development.
    From February

      1989 to December 1999 Mr. Zitzmann served as President and CEO of the Company, after which time he retired from these positions.

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

                ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the chief executive officer of the Company during the last three years:

                          Annual Compensation     Long-Term
                                                  Compensation
Name and
Principal Position    Year     Salary      Bonus          Options

Rudolf Zitzmann (1)   1997/98  $50,000     None           None
C.E.O.                1998/99  $50,000     None           None
                      1999/00  $50,000     None           None
R. Steven Love (2)    2000/01  $75,000     None           None
C.E.O.

(1) Mr. Zitzmann retired from the position of President and Chief Executive Officer on December 31, 1999 and will continue to serve as a Director

(2)  Mr.  Love  became President and Chief Executive  Officer  on
January 1, 2000 and will also serve as a director.

No officer has received annual salaries and bonuses in excess of $100,000.

     Stock  option agreements for a total of 95,000  shares  have been  issued  to two Directors at an exercise price of  $.50  per
share.   Options are exercisable immediately and  are  to  expire
July 31, 2001.

         Aggregated Option Exercises in Last Fiscal Year
              and Fiscal Year  -  End Option Values
                                                       Value of
                                      Number of     Unexercisable
                Shares     Value     Unexercised     in-the money
               Acquired
   Name      on Exercise  Realized  Options @ FY-    Options @ FY-
                                        End               End

Rudolf           None      $00.00   35,000 shares    $17,500.00
Zitzmann                            (exercisable)

R. Steven Love   None      $00.00       None            None

     Each of the Company's directors receive $250 for each directors' meeting attended.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

     The following table sets forth, as of May 31, 2000, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

                                          Amount &
                                           Nature
    Title of    Name & Address of        Nature of     Percent
     Class      Beneficial Owner         Beneficial      of
                                                        Class

     Common     Carolyn C. Bagley (1)        166,666    9.0
                2350 Oakhill Dr.
                Salt Lake City, UT 84121


     Common     Edward Dallin Bagley (2)    421,000     22.8
                2350 Oakhill Dr.
                Salt Lake City, UT 84121


     Common     Larry R. Hendricks (2)      208,000     11.2
                2373  South  Bountiful Blvd.
                Bountiful, UT  84010


     Common     Rudolf Zitzmann (2)         285,688      15.4
                2111 Sahara Drive
                Salt Lake City, UT 84124


     Common     R. Steven Love (2)           66,670       3.6
                6742 Courtland Ave.
                Salt Lake City, UT 84121


     Common     All Directors and Officers  981,358      53.0
                (as a group)



      (1)   Carolyn  C.  Bagley is the spouse  of  Edward  Dallin
Bagley, a Director of the Company.

      (2)   These persons are all of the Directors and  Executive
Officers of the Company.


               ITEM 12. CERTAIN RELATIONSHIPS AND
                      RELATED TRANSACTIONS
      On July 1, 1998, the Company re-purchased a franchised service center from Ventures Funding Corporation, the franchisee.
E. Dallin Bagley, Larry R. Hendricks and Rudolf Zitzmann were investors and stockholders of that company. As part of the re-purchase by the Company, the Company assumed promissory notes made out to Bagley, Hendricks and Zitzmann in the amounts of $33,333.00, $58,334.00 and $9,191.70, respectively. These notes called for interest only payments of 9% with a lump sum payment due at the end of 5 years. These notes were convertible, at the holders discretion.

      During the year ended March 31, 2000, the Company paid  the
related  party:    notes  payable in  full.   The  payments  were
primarily funded by a loan obtained by the Company from its long-time banking institution.



           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

      See Table of Contents to financial statements appearing on Page 15.

EXHIBITS:

     None

REPORTS ON FORM 8-K:

      No reports on Form 8-K were filled during the last fiscal quarter of its fiscal year ended March 31, 2000.

                           SIGNATURES

      Pursuant to the requirements of section 13(e) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.
                                        Registrant



                                  By: /s/ R. Steven Love
                                      R. Steven Love, President
                                      (Principal Executive)

                                  Date: June 29, 2000

           In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/ R. Steven Love                      Date:  June 29, 2000
     R. Steven Love, Director

By:  /s/ Rudolf Zitzmann                     Date:  June 29, 2000
     Rudolf Zitzmann, Director

By:  /s/ Edward Dallin Bagley                Date:  June 29, 2000
     Edward Dallin Bagley, Director

By:  /s/ Larry R. Hendricks                  Date:  June 29, 2000
     Larry R. Hendricks, Director

                    TUNEX INTERNATIONAL, INC.

                      FINANCIAL STATEMENTS

     WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

            YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                      TUNEX INTERNATIONAL, INC.


                          TABLE OF CONTENTS



                                                                 Page

Report of Independent Certified Public Accountants                 F-3

Balance Sheets                                                     F-4

Statements of Income                                               F-5

Statements of Stockholders' Equity                                 F-6

Statements of Cash Flows                                           F-7

Notes to the Financial Statements                                  F-9

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors
Tunex International, Inc.


We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 2000 and 1999 and the related statements of income, stockholders' equity and cash flows for each of the three years ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended March 31, 2000 in conformity with generally accepted accounting principles.

Sorensen Vance & Company PC

Salt Lake City, Utah
June 20, 2000

                         TUNEX INTERNATIONAL, INC.
                              BALANCE SHEETS
                          MARCH 31, 2000 and 1999

                                                          2000           1999
ASSETS

Current assets:
 Cash and cash equivalents                           $    71,205   $   111,110
 Receivables                                              95,573       112,645
 Inventories                                              52,455        46,870
 Deferred tax asset                                       30,481        32,500
 Other current assets                                      6,380         6,352
     Total current assets                                256,094       309,477

Property and equipment, at cost, less accumulated
 depreciation and amortization of $315,878 and
 $284,777 for 2000 and 1999, respectively                185,381       176,445

Other assets:
 Receivables, long-term                                  181,294       205,304
 Idle equipment                                            8,750         8,750
 Goodwill, net of accumulated amortization of $16,641
   and $7,258 for 2000 and 1999, respectively            124,107       133,490
 Trademarks, net of accumulated amortization of $2,397
   and $1,560 for 2000 and 1999, respectively              2,697         3,534
 Deposits                                                  6,822         8,843
 Work-in-process                                           5,270            --
 Deferred loan fees                                        1,130            --
 Deferred tax asset, net of valuation allowance of
  $318,322 and $301,209 for 2000 and 1999, respectively  111,184       115,154
     Total other assets                                  441,254       475,075

       Total Assets                                  $   882,729    $  960,997

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $    17,227    $   21,268
 Accrued payroll and related liabilities                  36,756        38,662
 Accrued expenses                                          1,822        11,004
 Current portion of long-term debt                        23,758            --
 Current portion of prepetition liabilities                   --        30,712
 Obligations under capital leases - current portion        1,275         5,272
     Total current liabilities                            80,838       106,918

Long-term debt, net of current portion                    99,394            --
Notes payable - related party                                 --       120,670
Obligations under capital leases, net of current portion      --         1,742
     Total liabilities                                   180,232       229,330

Stockholders' equity:
 Preferred stock, Class A, par value $.50 per share;
   1,000,000 shares authorized; 600,000 shares
   issued and outstanding for 1999                            --       300,000
 Preferred stock, Class B, par value $1.00 per share;
   1,000,000 shares authorized; 497,262 shares issued
  and outstanding                                        497,262       497,262
 Common stock, par value $.001 per share; 50,000,000
  shares authorized; 1,848,525 and 1,248,525 shares
  issued and outstanding for 2000 and 1999, respectively   1,849         1,249
 Additional paid-in capital                            4,048,040     3,748,640
 Accumulated (deficit)                                (3,844,654)   (3,815,484)
     Total stockholders' equity                          702,497       731,667

       Total Liabilities and Stockholders' Equity    $   882,729   $   960,997

 The accompanying notes are an integral part of the financial statements.

                         TUNEX INTERNATIONAL, INC.
                           STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998



                                                  2000       1999       1998

Sales and other revenues:
 Service and parts                            $ 754,467 $ 790,004  $ 1,001,503
 Royalty income                                 315,863   306,527      242,760
 Franchise sales and licensing income            10,147   130,178       71,446
     Total revenue                            1,080,477 1,226,709    1,315,709

Cost of goods sold                              337,406   371,873      470,181

     Gross profit                               743,071   854,836      845,528

Selling, general and administrative expenses    768,568   709,530      770,408

     Operating income (loss)                    (25,497)  145,306       75,120

Other income (expense):
 Interest income                                 15,754    28,194       14,113
 Interest (expense)                             (13,373)  (13,308)     (14,375)
 Loss on disposition of equipment                    --        --          600

     Total other income                           2,381    14,886          338

     Income (loss) before income taxes and
       extraordinary item                       (23,116)  160,192       75,458

Income tax benefit (provision)                   (6,054)  (46,576)      20,831

     Income (loss) before extraordinary item    (29,170)  113,616       96,289

Extraordinary item - reduction in prepetition
  liabilities and related interest expense
  (net of tax of $5,322 and $3,685 for 1999
  and 1998, respectively)                            --    10,969       12,606

     Net income (loss)                      $   (29,170) $124,585  $   108,895



Earnings (loss) per share:

Basic:

  Net income (loss) before extraordinary item   $ (.02)  $  .09         $  .08
     Extraordinary item                             --      .01            .01

     Net income (loss)                          $ (.02)  $  .10         $  .09


Diluted:

   Net income (loss) before extraordinary item  $ (.01)  $  .05         $  .04
     Extraordinary item                             --      .01            .01

     Net income (loss)                          $ (.01)  $  .06         $  .05



 The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                Class A            Class B
                           Preferred Stock     Preferred Stock     Common Stock
                            Shares   Amount    Shares   Amount     Shares  Amount
Balances, March 31, 1997   600,000 $ 300,000  497,262  $ 497,262  1,248,525  $ 1,249

Net income for the year
  ended March 31, 1998         --       --       --           -        --        --

Balances, March 31, 1998   600,000   300,000  497,262    497,262  1,248,525    1,249

Net income for the year
  ended March 31, 1999         --       --       --          --        --        --

Balances, March 31, 1999   600,000   300,000  497,262    497,262  1,248,525    1,249

Class A, preferred shares
  converted to common
  shares                  (600,000) (300,000)    --         --      600,000      600

Net (loss) for the year
  ended March 31, 2000         --        --      --         --         --        --

Balances, March 31, 2000       --  $     --  497,262   $ 497,262  1,848,525  $ 1,849


                         TUNEX INTERNATIONAL, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                 Additional                            Total
                                  Paid-in      Accululated      Stockholders'
                                  Capital        Deficit              Equity

Balances, March 31, 1997        $ 3,748,640   $  (4,048,964)     $    498,187

Net Income for the year
   ended March 31, 1998                 --          108,895           108,895

Balances, March 31, 1998          3,748,640      (3,940,069)          607,082

Net income for the year
   ended March 31, 1999                 --          124,585           124,585

Balances, March 31, 1999          3,748,640      (3,815,484)          731,667

Class A, preferred shares
  converted to common shares        299,400              --                --

Net (loss) for the year                  --         (29,170)          (29,170)
  ended March 31, 2000,

Balances, March 31, 2000        $ 4,048,040    $ (3,844,654)        $ 702,497

    The accompanying notes are an integral part of the financial statements.

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                   2000       1999       1998
Cash Flows From Operating Activities:
 Net income (loss)                           $  (29,170) $  124,585 $  108,895

Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                   41,321      34,960     27,676
 Reduction of prepetition liabilities and related
   interest expense                                  --     (16,291)   (16,291)
 (Gain) on sale of franchises                        --    (112,073)   (31,000)
 Franchise fee income related to sale of franchises  --     (38,000)   (19,000)
 (Gain) on disposition of equipment                  --          --       (600)
 Contract labor provided in lieu of cash             --       2,217         --
 Provision for bad debts                         31,430       6,093      9,335
 (Increase) decrease in receivables             (21,143)    (17,854)    18,099
 (Increase) decrease in inventories              (5,585)     (1,088)       657
 (Increase) decrease in other current assets        (28)      1,666      2,212
 (Increase) decrease in deposits                  2,021       4,103     (6,560)
 (Increase) decrease in deferred income tax
   benefit                                        5,989      43,246    (20,800)
 Increase (decrease) in accounts payable         (4,041)    (14,922)       660
 (Decrease) in accrued payroll and related
   liabilities                                   (1,906)     (5,992)    (8,930)
 Increase (decrease) in accrued expenses         (9,182)      2,282        (52)
 Total adjustments                               38,876    (111,653)   (44,594)

 Net cash provided by operating activities        9,706      12,932     64,301

Cash Flows From Investing Activities:
 Payment for franchise available for sale            --          --    (11,117)
 Collections on notes receivable                 30,795      25,929     15,656
     Purchase of equipment                      (25,057)    (23,624)   (39,076)
 Proceeds from sale of equipment                     --          --        556
 Proceeds from sale of franchises                    --      89,776     50,000
 Deposit on intangible asset                     (5,270)         --         --
 Payments for trademarks                             --        (790)    (2,939)

 Net cash provided by investing activities          468      91,291     13,080

Cash Flows From Financial Activities:
 Proceeds from issuance of long-term debt       112,000          --         --
 Principal payments on notes payable -
   related party                               (120,670)         --         --
 Principal payments on long-term debt            (4,958)         --         --
 Principal payments on capital lease obligations (5,739)     (8,083)   (20,184)
 Court authorized payments on prepetition debt  (30,712)    (51,293)   (52,196)

 Net cash (used in) financing activities        (50,079)    (59,376)   (72,380)


Net increase (decrease) in cash and cash
    equivalents                                 (39,905)     44,847      5,001

Cash and cash equivalents, beginning of year    111,110      66,263     61,262

Cash and cash equivalents, end of year       $   71,205  $  111,110 $   66,263


Continued - next page



The accompanying notes are an integral part of the financial statements.

Continued -               TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                    2000       1999       1998
Schedule of Noncash Investing and Financing Transactions:
  Equipment acquired under capital lease obligations
   or promissory notes (excluding amounts related
   to franchise purchase below).                $  14,980   $    -- $   23,669

    Deferred loan fees                              1,130        --         --

    Deposits reclassified to equipment.                --     7,600         --

    Equipment reclassified to idle equipment, net of
      accumulated depreciation of $400 for 1997.       --        --      4,150

    Conversion of trade and royalty receivables to
      notes receivable.                            18,302        --     15,044

    Franchise sales consisted of the following noncash
    components:
    - Distribution of property and equipment, net of
        accumulated depreciation of $39,866 and
        $6,621, respectively.                          --   (62,544)   (57,604)
    - Distribution of inventory.                       --   (15,300)    (7,567)
    - Elimination of goodwill associated with the
        sold franchises, net of accumulated
        amortization of $16,165 for 1998.              --        --         --
    - Assignment of capital leases associated
        with the sold franchises.                      --    19,043     15,599
    - Issuance of promissory notes receivable.         --   135,000     48,000


    Franchise purchase consisted of the following noncash
    components:
      Acquisition of receivables.                      --     4,868         --
    - Acquisition of inventory.                        --    10,593         --
    - Acquisition of equipment and leasehold
        improvements.                                  --    43,204         --
    - Goodwill acquired.                               --   140,747         --
    - Cancelled trade and note receivables             --   (62,023)        --
    - Acquisition of accounts payable and other
        accrued expenses.                              --   (16,358)        --
    - Assumption of capital leases associated
        with the acquired franchises.                  --    (5,137)        --
    - Assumption of notes payable to related parties.  --  (120,670)        --

 Cash Paid During the Year For:

     Interest                                   $  13,373 $  13,308  $  14,375

     Income taxes                               $  11,740 $   4,352  $   4,054


   The accompanying notes are an integral part of financial statements.

                         TUNEX INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2000, 1999 AND 1998


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

     Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 2000, the Company was operating one automobile service center in Colorado and one in Utah, and had franchise operations in Arizona, Colorado, Idaho, Nevada, Ohio, Puerto Rico and Utah.

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

     Income Taxes

     The Company utilizes the asset and liability method to account for income taxes. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between net income for financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized. Income tax expense is provided based upon the financial statement earnings of the Company. In this regard, the Company has established a deferred tax asset, subject to a valuation allowance, for the anticipated benefit of certain tax loss carryforwards allowable for Federal income tax purposes (see note 5).

     Earnings Per Share

     In 1997, Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share (EPS) was issued. SFAS No. 128 replaced the previously reported primary and fully diluted EPS with basic and diluted EPS, respectively. Unlike the previously reported primary EPS, basic EPS excludes the dilutive effects of preferred stock and stock options. Diluted EPS is similar to the previously reported fully diluted EPS. EPS amounts for all periods presented have been calculated in accordance with and, where appropriate, restated to conform to the requirements of SFAS No. 128.

     Goodwill

     Goodwill, which represents the excess of costs over fair value of assets acquired, is being amortized on a straight-line basis over periods of ten to 15 years. Amortization expense was $9,383, $8,003 and $8,647 for the years ended March 31, 2000, 1999 and 1998, respectively.

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


2. RECEIVABLES

    Receivables currently due are comprised of the following at March 31, 2000 and 1999:

                                                        2000       1999

     Trade accounts receivable                    $   21,077 $   22,687
     Accounts receivable for royalties                43,170     56,715
     Income tax receivable                             2,875         --
     Current portion of notes receivable from
       individuals with annual interest rates
       ranging from 6 - 10%                           30,772     38,299
                                                      97,894    117,701
     Allowance for doubtful accounts                  (2,321)    (5,056)

        Net current receivables                   $   95,573 $  112,645


   Long-term receivables are amounts due in excess of one year and consist of the following:

                                                      2000       1999

     Notes receivable from individuals           $  194,447 $  199,413
     Trade accounts receivable                           --      2,525
     Accounts receivable for royalties               13,566      3,366
                                                    208,013    205,304
     Allowance for doubtful accounts                (26,719)        --

        Net long-term receivables                $  181,294 $  205,304

3. PROPERTY AND EQUIPMENT

   The   major   classifications  of  property  and  equipment   (including
   capitalized leases - note 9), at cost, are summarized as follows:

                                                    2000       1999

     Equipment                                   $  324,725 $ 310,262
     Office furniture and equipment                  54,431    54,431
     Signs                                           26,415    26,415
     Vehicle                                         14,980        --
     Leasehold improvements                          80,708    70,114

        Total property and equipment                501,259   461,222

   Less: accumulated depreciation and amortization (315,878) (284,777)

        Property and equipment - net             $  185,381 $ 176,445

   Depreciation expense was $31,101, $26,957 and $22,427 for the years ended March 31, 2000, 1999 and 1998, respectively. Amortization expense related to capitalized leases was $3,156, $4,537 and $4,570 for the years ended March 31, 2000, 1999 and 1998, respectively.


4. NOTES PAYABLE - RELATED PARTY

   In connection with the Company's acquisition of the Sugarhouse franchise referred to in Note 8. c., the Company assumed $120,670 in notes payable to the previous owners of the franchise. The previous owners consist of certain officers and directors of the Company. The terms of the notes called for interest only payments at 9% for five years, after which the entire amount was due and payable. The principal amount of the notes was convertible, within the five year period, to restricted shares of common stock at the rate of $0.50 per share. During the year ended March 31, 2000, the Company paid the related party notes in full. The payments were primarily funded by a borrowing from a financial institution in March 2000 (see Note 6).


5. INCOME TAXES

   As of March 31, 2000, the Company has a Federal net operating loss carryforward of approximately $1,951,000 which is available to offset future income taxes. The net operating loss expires in the years 2003 through 2006. A deferred tax asset of $141,665 and $147,654 has been reflected in the financial statements as of March 31, 2000 and 1999. The tax asset is being carried net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 23%. There are no net operating loss carryforwards available for state income tax purposes.

    The components of the Company's deferred tax assets at March 31, are as follows:

                                                      2000       1999

     Net operating loss carryforwards            $  448,726 $  448,863
     Temporary timing differences                    11,261      3,906

        Total deferred tax assets                   459,987    452,769

     Less:  valuation allowance                    (318,322)  (305,115)

        Net deferred tax assets                  $  141,665  $ 147,654


Notes to the financial statements - continued

   Tax expense reflected in the financial statements is comprised of the following:

                                                2000       1999       1998
     Computed tax expense (benefit), using
       applicable federal rates             $  (3,569)  $  49,000  $  19,511
     Increase (decrease) in income taxes
       resulting from:
       Temporary timing differences             3,569         --      (2,411)
     Total federal tax                             --     49,000      17,100
     Tax benefit of net operating loss             --    (49,000)    (17,100)
     Current federal tax                           --         --          --
     State tax expense                             65      8,652       3,654
     (Increase) decrease in net deferred
       tax assets                               5,989     43,246     (20,800)
     Total income tax expense (benefit)         6,054     51,898     (17,146)
     Income tax related to extraordinary item      --     (5,322)     (3,685)

     Income tax provision (benefit)          $  6,054  $  46,576  $  (20,831)


6. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                         2000       1999

    Promissory note with a financial institution,
    due in monthly installments of $2,490,
    including interest at 11.36%, through
    March 2005.  The note is collateralized by
    equipment and general intangible assets.         $  113,130  $      --

    Promissory note, due in monthly installments of
    $546, including interest at 9.95%, through
    November 2001.  The note is collateralized by
    a vehicle.                                           10,022         --

             Total long-term debt                       123,152         --

   Less:  current maturities                            (23,758)        --

     Long-term debt, net of current portion          $   99,394  $      --

   Annual maturities of long-term debt are as follows:

      Years Ending March 31,

          2001                            $  23,758
          2002                               24,298
          2003                               22,496
          2004                               25,189
          2005                               27,411

          Total                           $ 123,152


7.   LINE-OF-CREDIT

   The Company has a $25,000 bank card line-of-credit with a financial institution. The line is unsecured, bears interest at 9.99% and requires minimum payments until paid in full. There was a balance due of $1,003 at March 31, 2000 which has been included in accounts payable.



Notes to the financial statements - continued

  8.   BUSINESS COMBINATIONS AND SALE OF FRANCHISES
     a.In May 1998, the Company sold one of its Colorado franchises for $160,000. The Company received $25,000 in cash and a note for $135,000 as payment. The note bears interest at 10% and matures in April 2008. The note is collateralized by the franchise. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located.

        During the year ended March 31, 2000, the buyer ceased making the required monthly payments on the note. Accordingly, an allowance of $26,719 has been recorded to reflect the estimated net realizable value in the event the franchise is resold.

     b.In July 1998, the Company sold one of its Utah franchises for $60,000. The Company received full payment in cash. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located.

   c.In  July  1998, the Company reacquired the Sugarhouse franchise  which was owned by certain officers and directors of the Company. The Company has accounted for the acquisition as a purchase transaction, and beginning July 1, 1998, has included the results of operations of the acquired franchise in the Company's Statement of Income. The total consideration, as adjusted, was $204,188. Accordingly, acquired assets and liabilities, including $20,237 in cash, accounts receivable and inventory, $43,204 in equipment and leasehold improvements, $62,023 in cancelled trade and note receivables, $16,358 in accounts payable and accrued liabilities, and $125,807 in debt obligations were recorded. The excess value of the acquisition over and above the value of the net assets acquired, $140,747, has been recorded as goodwill to be amortized on the straight-line basis over 15 years.

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on April 1, 1997:

                              Year Ended      Year Ended
                            March 31, 1999  March 31, 1998

       Revenues              $1,310,388       $1,648,639
       Net income            $  115,612       $   90,066
       Earnings per share    $     0.05       $     0.04


     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on April 1, 1997, or of future results of operations of the combined companies.


9. LEASE ARRANGEMENTS

   a. Capital Leases

      The Company leases equipment with an original cost of $28,915 and accumulated amortization of $14,097 and $10,491 as of March 31, 2000 and 1999, respectively, under the terms of several capital lease arrangements. The remaining lease has monthly payments of $225 including interest at 20.2% through October 2000.

      The following is a schedule of future minimum lease payments:

      Years Ending March 31,                          2000     1999

         2000                                       $    --  $ 6,064
         2001                                         1,351    1,870

         Total minimum lease payments                 1,351    7,934

      Less: amount representing interest               (76)    (920)

        Present value of net minimum lease payments  1,275    7,014

      Less: current portion                         (1,275)  (5,272)

        Capital lease obligations,
         net of current portion                    $    --  $ 1,742

   b. Operating Leases

      The Company leases space under long-term operating leases which expire in various years through 2005. Two agreements provide for two five-year renewal options. Generally, the Company is required to pay related costs such as property taxes, maintenance and insurance. Rental expenses for operating leases, less amounts paid by sublessees, amounted to $65,150, $71,627 and $105,272 for the years ended March 31, 2000, 1999 and 1998.

      Future minimum rental payments, excluding subleases, are as follows:

      Years Ending March 31,

          2001                            $  61,005
          2002                               61,005
          2003                               54,300
          2004                               32,198
          2005                               32,993
          Thereafter                         11,130

          Total lease payments            $ 252,631

      The Company acts as sublessor with certain franchises on some operating leases and as such is contingently liable in the event that the sublessees do not fulfill their obligation.


10.   PREPETITION LIABILITIES

   The prepetition liabilities consisting of priority tax claims related to the Company's previous reorganization were unpaid as follows:

                                    Current Long-Term  Total

      March 31, 1999               $30,712 $      --$  30,712

      March 31, 1998               $51,323 $  46,973$  98,296

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


11.  PREFERRED STOCK

   a.The 600,000 Preferred A shares were converted to common shares during the year ended March 31, 2000 on a basis of one share of preferred for one share of common.

   b.Class  B preferred shares have a preference over common stock  in  the event of liquidation, but have no priority over ordinary debt. They are nonassessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 2000. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock.

12.  STOCK OPTIONS

   During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price is $.50 per share and the options are exercisable through July 31, 2001. No options were exercised during the years ended March 31, 2000, 1999 and 1998.


13.  EARNINGS PER SHARE

   Basic earnings per share (EPS) is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator). The computation of diluted EPS is similar to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

   The numerator in calculating both basic and diluted EPS for each year is reported income before extraordinary item, extraordinary item, and net income, respectively. The denominator is based on the following weighted-average number of common shares:

                              Year  Ended     Year  Ended     Year Ended
                            March 31, 2000  March 31, 1999  March 31, 1998

     Basic                    1,548,525        1,248,525       1,248,525
     Diluted                  2,097,156        2,097,156       2,097,156

   The difference between basic and diluted weighted-average common shares results from the assumption that both Class A and Class B preferred stock were converted into common stock.

   The 95,000 exercisable stock options at March 31, 2000, 1999 and 1998 were excluded from the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares, and therefore, the effect would be antidilutive.


14.RELATED PARTY TRANSACTIONS

   a.Until  July  1, 1998, the Company had a one year management  agreement
     (terms negotiated annually) with the Sugarhouse franchise which was owned by certain officers and directors of the Company. The agreement called for such services as accounting and financial management, personnel management and supervision of day-to-day operations. The amount paid for services rendered to the franchise during the term of the current agreement was 2% of gross receipts plus 15% of net pre-tax earnings which resulted in a total of $741 and $11,305 for the years ended March 31, 1999 and 1998, respectively. The franchise also reimbursed the Company for any other expenses necessarily and reasonably incurred by the Company in the performance of its duties under the agreement.

   b.As discussed in notes 4 and 8.c, the Company reacquired a related party Tunex franchise. As part of the acquisition, certain assets and liabilities were cancelled and assumed. The excess value of the net assets acquired was recorded as goodwill.


15.  RETIREMENT PLAN

   The Company has a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $10,500 for 2000, $10,000 for 1999 and $9,500 for 1998.
   The Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee's compensation. The Company may also make a discretionary contribution to the plan. The Company's contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $1,575, $1,752, and $3,102 to the plan, net of approximately $1,000 in fees, for the years ended March 31, 2000, 1999 and 1998, respectively.

16.  ADVERTISING

   Advertising costs, included in selling, general and administrative expenses, are expensed when incurred and amounted to $43,797, $37,184 and $47,865 for the years ended March 31, 2000, 1999 and 1998 respectively.


17.  CONCENTRATION OF CREDIT RISK

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

   The Company maintains several bank accounts at two financial institutions. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash was within insured limits as of March 31, 2000.


18.GOVERNMENTAL REGULATION

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


19.  SUBSEQUENT EVENTS

     a.In May 2000, the Company obtained a $50,260 line of credit with a financial institution. The line is secured with equipment, bears interest at a base rate plus 3% and is due on demand.

     b.In May 2000, the Company obtained a promissory note for $34,542 for leasehold improvements. The terms of the note require monthly installments of $772, including interest at 12.04%, through May 2005.