Form 10QSB
period 2000-06-30
TUNEX INTERNATIONAL INC /UT/
filed 2000-08-09
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

      [X]     Quarterly report under Section 13 or 15(d)  of
 the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000, or


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

           As  of  June 30, 2000, the Issuer had outstanding
1,848,525 shares of common stock.

              PART  I.   FINANCIAL INFORMATION


               ITEM  1.   FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 2000, and the related statements of operations and changes in cash flow for the three month period ended June 30, 2000. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC
                       BALANCE SHEETS


                                         March 31,        June 30,
                                           2000               2000
                                                         Unaudited
CURRENT ASSETS:

     Cash                            $   71,205           $120,784

     Receivables - current portion       95,573             78,974

 Inventories                             52,455             58,382

     Prepaid expenses                     6,380              8,577

     Deferred income tax assets          30,481             25,481


               Total Current            256,094            292,198
Assets


PROPERTY, PLANT AND EQUIPMENT:

 Net of accumulated depreciation        185,381            194,207

OTHER ASSETS

 Notes Receivable, less current         181,294            200,243

     Idle Equipment                       8,750              8,750

     Goodwill                           124,107            121,687

     Trademarks                           2,697              2,873

     Deposits                             6,822             11,822

     Work-in-process                      5,270              5,270

     Deferred Loan Fees                   1,130              1,472

     Deferred income tax assets         111,184            111,184

               Total Other Assets       441,254            463,301


TOTAL ASSETS                           $882,729           $949,706

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                           March 31,      June 30,
                                                2000          2000
                                                       (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                       $17,227       $35,529
     Accrued liabilities                     38,578        43,071
     Income Taxes Payable                      ----         1,000

     Current Portion of Long-Term Debt       23,758        32,380
     Obligations under capital
          leases-current portion              1,275           653

 Total Current Liabilities                   80,838       112,633


 Long Term Debt, Net of Current Portion      99,394       119,043


TOTAL LIABILITIES                           180,232       231,676

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,848,525 shares issued & outstanding    1,849         1,849

Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     497,262 shares issued & outstanding    497,262       497,262

     Additional paid-in capital           4,048,040     4,048,040
     Accumulated Deficit                 (3,844,654)   (3,823,121)
     Total Stockholders' Equity             702,497       718,030

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $ 882,729    $  949,706

                     TUNEX INTERNATIONAL, INC.
                     STATEMENTS OF OPERATIONS

                            (Unaudited)

                                For the Quarter   Ended June 30,
                                      2000            1999

SALES AND OTHER REVENUE:

  Service and parts sales           $208,710        $204,727

  Franchise Royalties                 84,204          84,583

  Franchise Sale (Net of              18,000           1,000
Costs)

  Other Revenue                                        8,117

               Total Revenues        310,914        $298,427

COSTS AND EXPENSES:

  Cost of service and parts          139,207         135,238

  General and Administrative         138,272         130,624

  Depreciation                         7,930           4,797

  Interest expense                     3,971           3,447

       Total Costs and               289,380         274,106
Expenses

INCOME BEFORE INCOME TAXES         $  21,534       $  24,321

  Current Income Tax Expense           1,000           1,200

  Deferred Income Tax Expense          5,000           5,100

NET INCOME                         $  15,534       $  18,081

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT             $.008            $.01

                     TUNEX INTERNATIONAL, INC.
                 STATEMENT OF CHANGES IN CASH FLOW
                            (Unaudited)


                                      For the Three Months Ended June 30,
                                               2000          1999


CASH FLOW FROM OPERATIONS:

  Income                                      $15,534    $ 18,081
  Items not requiring cash:
Depreciation                                    7,930       4,797
                                               23,464      22,878
  Decrease (increase) in receivables           (2,350)      5,796
  Decrease (increase) in inventories           (5,927)     (8,988)
  (Decrease) increase in accounts payable      52,066      17,438
  Decrease (increase) in prepaid expenses,
  PP&E, capital expenditure in cash           (22,054)     (3,171)

  Decrease in deferred tax benefits             5,000       5,100

     Net cash provided (used) in              $50,199     $39,053
operation

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt           0     (19,405)
  Principal payments on capital lease
     obligations                                 (622)     (2,098)


  Net cash provided (used) from financing        (622)    (21,503)

  Net cash provided during three months        49,579      17,550

     Cash on hand - beginning                  71,205     111,110

     Cash on hand - ending                   $120,784    $128,660

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material changes in financial condition.

At June 30, 2000, the Company's financial condition improved substantially from the 4th quarter of fiscal year ended March 31, 2000. Profitability has been restored improving the Company's cash position through an increase in cash and a decrease in receivables, thereby continuing to improve the Company's "current ratio", and causing working capital to increase from $175,256 on March 31, 2000 to $179,565 on June 30, 2000.

During the period ended June 30, 2000, the Company acquired additional working capital through a long-term note from its banking institution in the amount of $34,000, which is to be used primarily for facility and leasehold improvements.

These changes, along with an inventory increase and equipment purchases, have increased Stockholders' equity from $702,497 on March 31, 2000 to $718,030 on June 30, 2000.

Management believes that the working capital of the Company, along with a newly acquired $50,000 line of credit, is adequate for the Company's current and ongoing operations and its continuing efforts to develop new service centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.


Results of operations.

During the three months ended June 30, 2000, the Company's total revenue increased from $298,427 in 1999 to $310,914 in 2000. This increase is the result of the recent sale of another franchise license. Sales of service and parts increased slightly from $204,727 in 1999 to $208,710 during the 2000 period.
Franchise royalties remained about the same during the period at $84,204, although same-store sales in franchise centers increased by 5.5%.

For the three-month period ended June 30, 2000 the Company shows income from operations, before income tax of $21,534 compared to $24,321 for the same period in 1999. This decrease in income is the result of a turn around effort in one of the company owned service centers, involving consultation fees and restructuring of procedures and personnel, causing higher General & Administrative expenses, and higher depreciation amounts.

After giving effect to income tax expenses and the change as a result of deferred tax benefits, the net income for the three months period ended June 30, 2000 is $15,534 as compared to $18,081 for the same period in 1999. Consequently, the Company had a net income per common share, on a fully diluted basis, of $0.006 for the three month-period ended June 30, 2000 as compared to $0.007 for the same period in 1999.

During the three month period ended June 30, 2000, the Company operated two service centers, which it also owns. No new service centers have been opened for business during that period. There are now a total of twenty-five centers in operation the same as in the same period in 1999. However, there have been licenses granted for two (2) additional centers scheduled to open in the 4th quarter of the Company's 2001 fiscal year. The Company continues to identify new locations for either Company development for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the Company. The Company is also actively promoting and offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities, or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependant on the size of the areas involved.



Recent Developments

The Company has embarked on a more aggressive National marketing and franchise communication campaign with the completion of its upgraded internet web site and the introduction of its intranet site. The Company has targeted the prospective franchisee, the consumer, and the improved communication with its franchisees. The Company expects its new intranet site to not only speed up communication but also to provide online training, technical information forum for technicians, technical manuals, analysis procedures, marketing templates and scripts, and a forum for franchisee's communication.



           ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS:      Attached is the Financial Data Schedule, Exhibit
Reference Number 27

Form  8-K:     None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TUNEX INTERNATIONAL, INC.



Date:   August 8, 2000        By:  /s/ R. Steven Love R. Steven Love, Director
                                   (Principal Executive)