Form 10QSB
period 2000-09-30
TUNEX INTERNATIONAL INC /UT/
filed 2000-11-14
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB


      [X]   Quarterly  report under Section 13 or  15(d)  of  the
Securities  Exchange Act of 1934 for the quarterly  period  ended
September 30, 2000, or

      [  ]   Transition report under Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 for the transition period from to

                  Commission file No.  0-15369

                     TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

          Utah                                         87-0416684
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                      Identification No.)


556 East 2100 South, Salt Lake City, Utah         84106
Address of Principal Executive Offices)        (Zip Code)

Issuer's Telephone Number:  (801) 486-8133

      Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that he Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No  [ ]

As  of   September 30, 2000, the Issuer had outstanding 1,848,525
shares of common stock.

               PART   I.    FINANCIAL INFORMATION

               ITEM   1.     FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of September 30, 2000, and the related statements of operations and changes in stockholders' equity and cash flow for the six-month period ended September 30, 2000. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                    TUNEX INTERNATIONAL, INC

                         BALANCE SHEETS


                                       March 31,  September 30,
                                            2000           2000
                                                    (Unaudited)

CURRENT ASSETS:

     Cash                             $   71,205       $116,163

     Receivables - current portion        95,573         80,890

     Parts inventories                    52,455         54,012

     Prepaid expenses                      6,380          7,430

     Deferred income tax benefit          30,481         20,481


               Total Current             256,094        278,976
Assets


PROPERTY, PLANT AND EQUIPMENT:

 Net of accumulated depreciation         185,381        188,360


OTHER ASSETS

     Receivables - long term             181,294        192,187

     Idle Equipment                        8,750          8,750

     Trademarks                            2,697          6,450

     Deposits                              8,843         11,822

Work-in-process                            5,270          5,270

     Goodwill                            124,107        119,268

Deferred loan fees                         1,130          1,472

     Deferred income tax benefits        111,184        111,184

               Total Other Assets        441,254        456,403


TOTAL ASSETS                            $882,729       $923,739

                    TUNEX INTERNATIONAL, INC.

                         BALANCE SHEETS
                                          March 31,   September 30,
                                               2000            2000
                                                        (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                     $  17,227    $  17,381
     Accrued liabilities                     38,578       39,093
     Income taxes payable                    ------        2,000
     Obligations under capital                1,275         ----
          leases  - current portion
     Current portion of long term debt       23,758       23,758

               Total Current                 80,838       82,682
Liabilities

LONG TERM DEBT:

Long-term debt, net of current portion
                                             99,394       120,591


TOTAL LIABILITIES                           180,232       203,273

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
    50,000,000 shares authorized,
    1,848,525 issued & outstanding.
                                              1,849         1,849

Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     497,262 shares issued & outstanding    497,262       497,262

     Additional paid-in capital           4,048,040     4,048,040
     Accumulated Deficit                 (3,844,654)   (3,826,685)
     Total Stockholders Equity              702,497       720,466

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $ 882,729     $ 923,739

                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                        Three Months           Six Months
                                           Ended                  Ended
                                        September 30           September 30
                                      2000       1999        2000        1999

 SALES AND OTHER REVENUE:

   Service and parts sales         $ 224,988  $ 214,153   $ 433,697  $ 418,880

   Franchise Royalties                85,530     87,133     169,734    171,716

   Franchise Sales (Net of Costs)     ------     ------      18,000      1,500

   Other Revenue                       3,842      5,194       5,273     13,312

      Total Revenue                  314,360    306,480     626,704    605,408

COSTS AND EXPENSES:

   Cost of service and parts          152,381   138,957     291,587    274,195

   General and Administrative         138,770   131,222     276,089    259,927

   Depreciation / Amortization         10,349     9,347      20,698     16,564

   Interest expense                     4,375     3,024       8,346      6,471

      Total Costs and Expenses        305,875   282,550     596,720    557,157

INCOME BEFORE INCOME TAXES              8,485    23,930      29,984     48,251

   Current Income Tax Expense           1,000     1,200       2,000      2,400

   Deferred Income Tax Expense          5,000     3,600      10,000      8,700

NET INCOME                         $    2,485 $  19,130  $   17,984  $  37,151

NET INCOME PER COMMON SHARE              .001       .01         .01        .02
OR COMMON SHARE EQUIVALENT

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)

                                      For the Six Months Ended September 30,

                                                   2000       1999

CASH FLOW FROM OPERATIONS:

  Income                                        $  29,984  $  48,251
  Items not requiring cash:
  Depreciation / Amortization                      20,698     16,564
                                                   50,682     64,815

  Decrease (increase) in receivables                3,790     36,217
  Decrease (increase) in inventories               (1,557)    (9,243)
  (Decrease) increase in accounts payable             604    (11,907)
  Decrease (increase) in prepaid expenses,
    goodwill, PP&E, capital expenditure in          2,714    (23,893)
    cash
 Decrease in deferred tax benefits                (10,000)    (8,700)


                                                   46,233     47,289
Net cash provided (used) in operation

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt           -----    (30,712)
  Principal payments on capital lease obligations  (1,275)    (3,829)


      Net cash provided (used) from financing      (1,275)   (34,541)

      Net cash provided (used) during six month    44,958     12,748


      Cash on hand - beginning                     71,205    111,110

      Cash on hand - ending                      $116,163   $123,858

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material Changes in Financial Condition.

At September 30, 2000, the Company's financial condition moderately improved, primarily as the result of an increase in cash and a decrease in receivables, causing the working capital to increase from $175,256 on March 31, 2000 to $179,565 on September 30, 2000.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop franchised centers on a gradual and limited basis and new service centers for the conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and the granting of franchise licenses.


Results of Operations.

During the six months period ended September 30, 2000, the Company's total revenue increased from $605,408 in 1999 to $626,704 in 2000. This increase is attributed to increased sales in the two company-owned centers as well as an increase in royalties due to a 3% increase in sales of franchised centers.

During the three months period ended September 30, 2000, total revenue increased from $306,480 in 1999 to $314,360 in 2000. This increase, as in the six months ended September 30, 2000 was due to an increase in sales in the two company-owned centers as well as an increase in royalties from franchised centers.

For the six-month period ending September 30, 2000 the Company shows as income, before income tax, $29,984 compared to an income of $48,251 for the same period in 1999. This decrease in income is the result of the costs involved due to the retirement of Rudolf Zitzmann, the past President/CEO of the Company, and the transition to Steve Love, the new President and CEO. Mr. Zitzmann has consulted on a retainer basis during the six months ended September 30, 2000. There has also been investment in facility and equipment upgrades, resulting in an increase in depreciation. These upgrades will continue to improve our position and programs for attracting new franchises in the near future. After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three months period ended September 30, 2000 is $2,485 compared to $19,130 for the same period in 1999. Consequently, the Company had $.001 income per common share, on a fully diluted basis for the three month period ended September 30, 2000, as compared to $.01 for the same period in 1999. Net income for the six months period ended September 30, 2000 is $17,984 as compared to $37,151 for the same period in 1999. Income per share on a fully diluted basis, for the six months period ended September 30, 2000 is $.01 as compared to $.02 for the same period in 1999.

During the six months period ended September 30, 2000, the Company operated two service centers, which it also owns, and is supporting the operations of twenty-three franchised service centers. No new service centers have been opened for business during that period. There are now twenty-five (25) centers in operation.

In looking ahead, the Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the Company. In addition to two franchises already under development and construction, the Company has signed a letter of intent on property in Tooele, Utah to build a new Center. This Center is being developed by the Company with the intent to sell as a franchise. It is projected to open for business May 1, 2001.

The Company is also actively promoting and offering individual franchise licenses for development by the franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities or states in other parts of the country. The Company has recently sold two franchises in Utah scheduled to open in 2001. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.

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


                                   TUNEX INTERNATIONAL, INC.



Date:   November 10, 2000          By R. Steven Love (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)