Form 10QSB
period 2000-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2001-02-14
CIK 806129

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                         FORM 10-QSB

      X    Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000, or

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

     As of December 31, 2000, the Issuer had outstanding
1,248,525 shares of common stock.

             PART   I.    FINANCIAL INFORMATION

              ITEM   1.    FINANCIAL STATEMENTS

       Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of December 31, 1999, and the related statements of operations and changes in stockholders' equity and cash flow for the nine-month period ended December 31, 2000. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the Results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS

                                      March 31,  December 31,1,
                                           2000         2000
                                                 (Unaudited)
CURRENT ASSETS:

     Cash                              $ 71,205     $ 57,403

     Receivables - current portion       95,573       97,852

     Parts inventories                   52,455       56,525

     Prepaid expenses                     6,380        8,293

     Deferred income tax benefit         30,481       27,781

          Total Current Assets          256,094      247,854

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated
        depreciation                    185,294      230,255

OTHER ASSETS

 Receivables, Long term                 181,294      185,290

     Idle Equipment                       8,750        8,750

     Trademarks                           2,697        7,427

     Deposits                             6,822       11,822

     Work in process                      5,270        5,270

     Goodwill                           124,107      116,849

     Deferred loan fees                   1,130        1,472

     Deferred income tax benefits,
        less current                    111,184      111,184

              TOTAL OTHER ASSETS        441,254      448,065

TOTAL ASSETS                            882,729      926,174

                    TUNEX INTERNATIONAL, INC.

                         BALANCE SHEETS

                                          March 31,  December 31,
                                            2000        2000
                                                     (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                      $17,227      $21,028
     Accrued liabilities                    38,578       45,065
     Income tax payable                                     750
     Obligations under capital
            leases-current portion           1,275
     Current portion of Long term debt      23,758      23,758


        Total Current Liabilities          80,838        90,601


LONG TERM DEBT:

     Long term debt, net of current         99,394      121,017
            portion
     Notes payable - related parties       -------      -------
     Obligations under capital leases -
            Net of current portion         -------      -------

TOTAL LIABILITIES:                         180,232      211,618

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,525 issued &  outstanding         1,849        1,849

Preferred Stock, Class A, par value $.50,
     600,000 shares authorized, issued     -------      -------
     & outstanding

Preferred Stock, Class B, par value
     $1.00, 700,000 shares authorized,
     497,262 shares issued & outstanding   497,262     497,262

     Additional paid-in capital          4,048,040    4,048,040
     Accumulated (Deficit)              (3,844,654)  (3,832,595)

     Total Stockholders Equity             702,497      714,556

TOTAL LIABILITIES AND STOCKHOLDERS'      $ 882,729    $ 926,174

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                       Three Months           Nine Months
                                          Ended                  Ended
                                       December 31            December 31
                                     2000        1999       2000       1999
SALES AND OTHER REVENUE:

     Service and parts sales       $176,655  $ 171,693   $ 610,352  $ 590,573

     Franchise Royalties             70,215     71,277     239,949    242,992

     Franchise Sales(Net of costs)   11,000    -------      29,000      1,500

     Other Revenue                    3,332      2,706       8,605     16,017

         Total Revenue              261,202    245,676     887,906    851,082

COSTS AND EXPENSES:

     Cost of service and parts      127,736    111,781     419,324    385,976

     General and Administrative     132,270    123,400     408,359    383,325

     Depreciation                    10,775      9,347      31,472     25,911

     Interest expense                 4,880      2,724      13,226      9,195

       Total Costs and Expenses     275,661    247,252     872,381    804,407

INCOME (LOSS) BEFORE INCOME TAXES  (14,459)    (1,576)      15,525     46,675

      Current Income Tax Expense      (700)      (100)         750      2,350


      Deferred Income Tax Benefits  (8,200)      (900)       2,700      9,800

NET INCOME (LOSS)                 $ (5,559)    $ (576)   $  12,075   $ 34,525

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT         $    .00   $    .00   $    .007    $   .02

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                                  For the Nine Months Ended December 31,
                                               2000         1999


CASH FLOW FROM OPERATING ACTIVITIES:

     Income Before Income Taxes               15,510       46,675
     Items not requiring cash:
     Depreciation / Amortization              31,472       25,911
                                              46,982       72,586
     Decrease (increase) in  receivables     (2,279)       34,320
     Decrease (increase) in inventories       (4,070)      (7,985)
     (Decrease) increase in accounts payable  10,288      (23,263)
     Decrease (increase) in prepaid expenses                1,084
       Goodwill, PP&E, capital expenditure in
       cash                                  (60,748)     (38,578)
    Decrease in deferred tax benefits         (2,700)     -------

     Net cash provided (used) in operation   (12,527)      38,164


CASH FLOW FROM FINANCING ACTIVITIES:

     Principal payments on pre-petition debt -------      (30,712)
     Principal payments on capital lease
        obligations                           (1,275)      (5,212)

     Net cash provided (used)from financing   (1,275)      (35,924)

     Net cash provided (used)during nine
        months                               (13,802)        2,240

     Cash on hand - beginning                71,205        111,110

     Cash on hand - ending                 $ 57,403      $ 113,350

     ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

At December 31, 2000 the company's financial condition moderately declined. Although total assets increased from $923,739 on September 30, 2000 to $926,174 on December 31, 2000, liabilities increased slightly more than assets. Total liabilities increased from $203,273 on September 30, 2000 to $211,618 on December 31, 2000. This resulted in a decrease in stockholder's equity from $720,466 on September 30, 2000 to $714, 556 on December 31, 2000.

Working capital of the company decreased from $196,294 on September 30, 2000 to $157,253 on December 31, 2000. This was mainly the result of leasehold improvements to the headquarters facility. The Company used available cash to fund the improvements. Management believes that the working capital of the company is adequate for its current and ongoing operations.
The  company  is  currently in development of  a  new  center  in
Tooele, Utah with intent on selling that franchise before it opens in June. If it is not sold by the opening date, the company has secured financing to run that center until it is sold. Development of additional new service centers is dependent on the sale and conversion of such centers to franchise licensees and the sale of franchises for development by the licensees.

Results of Operations.

During the nine months period ended December 31, 2000, the company's total revenue increased from $851,082 to $887,906. This is a result of increased sales in the company's Colorado Springs service center and increased revenues from the sale of
franchise  licenses  in American Fork and Draper,  Utah.   Income
before income taxes for the three months ended, December 31, 2000 shows a $14,456 loss as compared to $1576 loss for the same three-month period in 1999. This is mainly due to additional general and administrative expenses resulting from increased labor costs, as well as decreased margin on the sale of parts in the company service centers.

Income before income taxes for the nine-month period ending December 31, 2000 is $15,525 as compared to $46,675 during the period in 1999. This decrease in income is again the result of additional general and administrative expense and decreased margin on parts sales.

After giving effect to income tax expenses, and the change as a result of deferred tax benefits, the net income or loss for the three months ended December 31, 2000 is a loss of $5559 as
compared   to  a  $576  loss  for  the  same  period   in   1999.
Consequently, the company had no income per common share, on a fully diluted basis for the three-month period ended December 31, 2000 which reflected the same result for the same period in 1999. Net income for the nine-month period ended December 31, 2000 is $12,075 as compared to $34,525 for the same period in 1999. Income per common share, on a fully diluted basis, for the nine-month period ended December 31, 2000 is $0.007 as compared to $0.02 for the same period in 1999.

In looking ahead, the company continues to identify new locations for either development by the company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the Company. There are currently three service centers under development. Two of these are franchised centers; the other is being developed by the Company with the intent to sell as a franchise. All of these centers are scheduled to open in spring and summer 2001. The Company is also actively promoting and offering individual franchise licenses for development by the franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities, and states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.

New developments

The company has completed a remodeling project of the Company Administrative Offices at the Franchise Headquarters. This completes the second phase of upgrades to the company's headquarters facility. The first phase involved an upgrade of the classroom training facility that included new tile and carpet. The remaining phases will include converting the warehouse facility into an in shop addition to our current training facility. The company plans to complete this phase during the latter part of 2001.

           ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None

FORM 8-K:  None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.



Date:  February 14, 2001           By R. Steven Love (Signature)
                                   President (Duly Authorized and
                                   Principal Financial Officer)