Form 10KSB
period 2001-03-31
TUNEX INTERNATIONAL INC /UT/
filed 2001-07-16
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-KSB

[X]Annual  report  under Section 13 or 15(d)  of  the  Securities
   Exchange Act of 1934 for the fiscal year ended March 31, 2001, or

[ ]  Transition  report pursuant to Section 13 or  15(d)  of  the
   Securities  Exchange  Act of 1934 for  the  transition  period
   from        to

                  Commission File No.  0-15369

                   TUNEX INTERNATIONAL, INC.
         (Name of small business issuer in its charter)
             Utah                           87-0416684
(State or other jurisdiction of (IRS Employer Identification Number) incorporation or organization)

556 East 2100 South, Salt Lake City, Utah            84106
(Address of principal exectutive offices)          (Zip Code)

           Issuer's telephone number:  (801) 486-8133

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's  revenues  for  its most  recent  fiscal  year:  $
1,169,555

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 2001 was $309,562.50

      As of March 31, 2001, the Issuer had outstanding 1,854,655 shares of its common stock, par value $0.001.

                       TABLE OF CONTENTS

                                                             PAGE
ITEM NUMBER AND CAPTION                                    NUMBER

PART I

1. DESCRIPTION OF BUSINESS                                  1

2.   DESCRIPTION OF PROPERTY                                4

3.   LEGAL PROCEEDINGS                                      4

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    4


PART II

5.   MARKET FOR COMMON EQUITY AND                           5
         RELATED STOCKHOLDER MATTERS

6. MANAGEMENT'S DISCUSSION AND ANALYSIS                     5
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION

7. FINANCIAL STATEMENTS                                     7

8. CHANGES IN AND DISAGREEMENTS ON                          7
        ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH        7
         SECTION 16(a) OF THE EXCHANGE ACT

10.  EXECUTIVE COMPENSATION                                 8

11.  SECURITY OWNERSHIP OF CERTAIN                          9
       BENEFICIAL OWNERS AND MANAGEMENT

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         10

13.  EXHIBITS AND REPORTS ON FORM 8-K                       10

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

    Recent Developments


Same store sales for the 25 established Tunex Service Centers continued to increase, with 2000 sales of $9.9 million versus sales of
9.7 million in the prior year, for an annual increase of 2%.

The two licenses sold and reported last year, have facilities under construction and are scheduled to open in July 2001. Two other licenses were sold in the Utah region in March and May 2001. The facilities, one 8-bay and one 10-bay, for these licenses will begin construction during July 2001. These Tunex centers have scheduled opening dates for October 2001. The completion and opening of these centers will bring the total of active Tunex Service Centers to 29. There is interest currently from other prospects. As a result, the future Tunex growth potential is favorable.

To enhance the benefits and profitability of owning a Tunex license, the Company has negotiated several National group purchasing programs for its franchisees. These include batteries, equipment, uniforms, identity marketing, technical support, and oil products.

The company introduced video conferencing at the Tunex International Convention in February. This is allowing all franchises the opportunity to participate in quarterly operations meetings and technical training and education classes. This will save franchisees thousands of dollars in travel costs and provide more training system wide. The result will ultimately provide better communication and a higher degree of technical knowledge at the franchise level.



                    ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal offices, training center, warehouse, and the Company operated service center are located at 544-556 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $2,500.00 per month under a lease that has been extended to expire in December 2002.

     The  Company  presently leases the following properties  for  the
Tunex  Service  Centers  having  principal  terms  as  follows.   Some
properties are subleased to franchisees where indicated:

                            Monthly    Expiration
Location                    Rental     Date           Premises

7061 Sheridan Boulevard     $1,677     February 2003  Subleased
Westminster, Colorado

535 North Murray Boulevard  $2,583     July 2005      Company Operated
Colorado Springs, Colorado

2664 East 17th Street       $3,327     January 2006   Subleased
Idaho Falls, Idaho

4909 South Highland Drive   $1,521     April 2002     Subleased
Salt Lake City, Utah

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

                                PART II

                ITEM 5. MARKET FOR COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 2000 and 2001, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

     Quotations for the Company's common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

     Quarter Ended:           High Bid          Low Bid
                              (Common Stock)    (Common Stock)

     June 30, 2000            $0.75             $0.625
     September 30, 2000       $0.875            $0.6875
     December 31, 2000        $0.75             $0.5625
     March 31, 2001           $0.5625           $0.25

     June 30, 1999            $0.50             $0.25
     September 30, 1999       $0.50             $0.50
     December 31, 1999        $0.625            $0.50
     March 31, 2000           $0.75             $0.625

      As of May 31, 2001, the Company has approximately 682 holders of record of its common stock.

      The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.


           ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue has increased to $1,169,555 in 2001 from $1,080,477 in 2000. This is primarily the result of an increase in the sales of franchise licenses and an increase in revenues from company owned service centers. The company sold three franchise licenses during 2001 compared to only one during 2000, resulting in an income increase from franchise sales from $10,147 in 2000 to $54,250 in 2001. Income from operations of the two company owned service centers increased to $801,062 in 2001 from $754,467 in 2000. Even though three licenses were sold, royalty income primarily remained constant from 2000 to 2001. Those three licenses have service centers in production and are scheduled to open summer of 2001.

The Company shows an operating loss for the year 2001 of $10,552 as compared to an operating loss of $25,497 in 2000. The Company has been under new management during fiscal 2001. Management has reviewed all assets and liabilities of the Company and has determined that $3125 of inventory and $6700 of idle equipment previously stated on financial statements has become non-saleable or obsolete and has written them down. Management also determined that an additional allowance for doubtful accounts of approximately $29,000 be allowed for some long-term receivables that have shown little or no performance. All of these actions are one-time write-downs to show a more accurate reflection of the Company's status. Even with these concessions by management, the Company still shows a $14,945 operating improvement in fiscal 2001 over 2000. This reduction in operating loss is primarily the result of the three licenses sold during the year, resulting in an increase of $44,103 of Franchise and licensing income.

When taking into account the other income or expenses in the fiscal year ended March 31, 2001, the loss before income tax and extraordinary income is $25,894 as compared to a loss of $23,116 in fiscal year 2000.

In the fiscal year 1994 the Company benefited from a considerable increase in deferred tax benefits recognized on the books. This results in a tax benefit for the fiscal year ended March 31, 2001 in the amount of $3,321 as compared to a provision of $6,054 in 2000. This resulted in a net loss of $22,573 in 2001 as compared to a loss of $29,170 in 2000. The federal income portion of this expense is offset by these tax benefits and no federal income taxes are payable. Additionally, the company's remaining net operating loss, which is available to offset federal income tax, totals approximately 1.95 million, as of March 31, 2001.

After giving effect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized the net loss of $22,573 in 2001 as compared to a $29,170 loss in 2000.
Consequently, the Company had a net loss per common share after taxes on a diluted basis of $.01 in 2001, the same as 2000.

The Company has sold one additional license this fiscal year, and expects to sell at least two more licenses during fiscal year 2002. New franchises licenses sell for $19,000, with an optional development fee of $10,000. In addition, new franchisees pay a royalty to the Company equal to 5% of gross sales of the franchised service center. The Company has a master franchise covering Puerto Rico and the Caribbean basin. This master franchise has the right to develop three service centers in its initial stages along with sub-franchising to qualified individuals, with the first service center in full operation. The Company will continue to offer master franchises in the parts of this country that are a great distance from the Company's headquarters and in some foreign countries.

Liquidity and Capital Resources

The company's cash has decreased from $71,205 in 2000 to $31,545 in 2001. The Company's working capital decreased from $175,256 in 2000
to $139,521 in 2001.    This decrease in working capital is primarily
the result of a decrease in the current deferred tax asset, purchase of equipment, and an increase in current portion of long term debt and capital lease obligations.

A net loss from operations has resulted in a decrease in the company's stockholder's equity from $702,497 in 2000 to $679,924 at the end of fiscal year 2001.

Management believes that the working capital of the Company is adequate for its current and ongoing operations.


                     ITEM 7. FINANCIAL STATEMENTS

     The balance sheets of the Company as of March 31, 2001, and 2000 and the related statements of operations, stockholders' equity, and cash flows for the three years ending March 31, 2001, 2000 and 1999, including the notes thereto along with the auditor's  report  of
Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-1. (See the index to financial statements on page 15.)

       ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

    None.

                               PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Directors and Executive Officers

    The following table sets forth certain information with respect to the directors and executive officers of the Company:

    Name               Age   Position Held                        Since

Edward Dallin Bagley   62    Chairman of the Board                 1990

R. Steven Love         51    President, Chief Executive Officer    2000
                             and Director

George V. South        52    Secretary, Controller                 1993

Larry R. Hendricks     58    Director                              1990

Rudolf Zitzmann        66    Director                              1985

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

    R. Steven Love became President, Chief Executive Officer and Director of the Company on January 1, 2000. Prior to that Mr. Love was the owner, President and CEO of Amware, Inc., a major parts warehouse distributor in Salt Lake City and the surrounding areas. On December 31, 1998, Mr. Love sold his company to the Frank Edwards Company, a regional warehouse distributor and, until December 1999, assisted that company in the transition.

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

                ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the chief executive officer of the Company during the last three years:

                          Annual Compensation     Long-Term
                                                  Compensation
Name and
Principal Position    Year     Salary      Bonus          Options

Rudolf Zitzmann (1)
C.E.O.                1998/99  $50,000     None           None
                      1999/00  $50,000     None           None
R. Steven Love (2)    2000/01  $75,000     None           None
C.E.O.

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

            Aggregated Option Exercises in Last Fiscal Year
                 and Fiscal Year  -  End Option Values
                                                      Value of
                    Shares               Numberer of   Unexercisable
                   Acquired    Value     Unexercised    in-the money
   Name          on Exercise  Realized  Options @ FY    Options @ FY
                                        - End          - End

Rudolf Zitzmann    None      $00.00   35,000 shares    $17,500.00
                                      (exercisable)

R. Steven Love     None      $00.00       None            None

     Each of the Company's directors receive $250 for each directors' meeting attended.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                         AND MANAGEMENT

     The following table sets forth, as of May 31, 2001, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

                                  Amount &
                                   Nature
Title    Name & Address of        Nature of     Percent
 of       Beneficial Owner        Beneficial      of
Class                              Owner         Class

Common   Carolyn C. Bagley (1)     1 66,666       9.0
         2350 Oakhill Dr.
         Salt Lake City, UT 84121

Common   Edward Dallin Bagley (2)   421,000       22.8
         2350 Oakhill Dr.
         Salt Lake City, UT 84121

Common   Larry R.Hendricks (2)      208,000       11.2
         2373  South  Bountiful Blvd.
         Bountiful, UT  84010

Common   Rudolf Zitzmann (2)        202,358       10.9
         2111 Sahara Drive
         Salt Lake City, UT 84124

Common   R. Steven Love (2)         150,000       8.1
         6742 Courtland Ave.
         Salt Lake City, UT 84121

Common   All Directors and          981,358       53.0
          Officers (as a group)


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

EXHIBITS:

     None

REPORTS ON FORM 8-K:

     No reports on Form 8-K were filled during the last fiscal quarter of its fiscal year ended March 31, 2001.

                              SIGNATURES

      Pursuant to the requirements of section 13(e) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TUNEX INTERNATIONAL, INC.
                                        Registrant



                                   By: /s/R. Steven Love
                                       R. Steven Love, President
                                      (Principal Executive)

                                         Date: July 12, 2001

                In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/ R. Steven Love                      Date:  July 12, 2001
     R. Steven Love, Director

By:  /s/ Rudolf Zitzmann                     Date:  July 12, 2001
     Rudolf Zitzmann, Director

By:  /s/ Edward Dallin Bagley                Date:  July 12, 2001
     Edward Dallin Bagley, Director

By:  /s/ Larry R. Hendricks                  Date:  July 12, 2001
     Larry R. Hendricks, Director

                      TUNEX INTERNATIONAL, INC.

                         FINANCIAL STATEMENTS

       WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

              YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                      TUNEX INTERNATIONAL, INC.


                          TABLE OF CONTENTS



                                                                 Page

Report of Independent Certified Public Accountants                21

Balance Sheets                                                    22

Statements of Income                                              23

Statements of Stockholders' Equity                                24

Statements of Cash Flows                                          25

Notes to the Financial Statements                                 27

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors
Tunex International, Inc.


We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 2001 and 2000 and the related statements of income, stockholders' equity and cash flows for each of the three years ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sorensen Vance & Company PC

Salt Lake City, Utah
July 9, 2001

                         TUNEX INTERNATIONAL, INC.
                              BALANCE SHEETS
                          MARCH 31, 2001 and 2000

                                                              2001           2000
ASSETS

Current assets:
 Cash and cash equivalents                              $     31,545    $    71,205
 Receivables                                                 130,100         95,573
 Inventories                                                  50,957         52,455
 Deferred tax asset                                           10,000         30,481
 Other current assets                                         11,951          6,380
     Total current assets                                    234,553        256,094

Property and equipment, at cost, less accumulated
 depreciation and amortization of $354,221 and
 $315,878 for 2001 and 2000, respectively                    231,450        185,381

Other assets:
 Receivables, long-term                                      143,813        181,294
Idle equipment                                                    --          8,750
 Goodwill, net of accumulated amortization of $26,024
   and $16,641 for 2001 and 2000, respectively               114,724        124,107
 Trademarks, net of accumulated amortization of $525
   and $409 for 2001 and 2000, respectively                    1,840            956
 Other intangible assets, net of accumulated amortization
  of $3,641 and $1,988 for 2001 and 2000, respectively         9,157          1,741
 Deposits                                                      6,822          6,822
 Work-in-process                                                  --          5,270
 Deferred loan fees, net of accumulated amortization
  of $289 for 2001                                             6,183          1,130
 Deferred tax asset, net of valuation allowance of
   $379,338 and $318,322 for 2001 and 2000, respectively     135,076        111,184
Total other assets                                           417,615        441,254
       Total Assets                                      $   883,618   $    882,729
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $     15,371  $     17,227
 Accrued payroll and related liabilities                       43,257        36,756
 Accrued expenses                                               2,398         1,822
 Current portion of long-term debt                             30,272        23,758
 Obligations under capital leases - current portion             3,734         1,275
     Total current liabilities                                 95,032        80,838

Long-term debt, net of current portion                         99,195        99,394
Obligations under capital leases, net of current portion        9,467            --
     Total liabilities                                        203,694       180,232

Stockholders' equity:
 Preferred stock, Class B, par value $1.00 per share;
   1,000,000 shares authorized; 485,002 and 497,262 shares
  issued and outstanding for 2001 and 2000, respectively      485,002       497,262
 Common stock, par value $.001 per share; 50,000,000
   shares authorized; 1,854,655 and 1,848,525 shares
   issued and outstanding for 2001 and 2000, respectively       1,855         1,849
 Additional paid-in capital                                 4,060,294     4,048,040
 Accumulated (deficit)                                     (3,867,227)  (3,844,654)
     Total stockholders' equity                               679,924       702,497
       Total Liabilities and Stockholders' Equity         $   883,618   $   882,729

 The accompanying notes are an integral part of the financial statements.

                         TUNEX INTERNATIONAL, INC.
                           STATEMENTS OF INCOME
             FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                               2001         2000        1999
Sales and other revenues:
 Service and parts                         $   801,062  $   754,467  $   790,004
 Royalty income                                314,243      315,863      306,527
 Franchise sales and licensing income           54,250       10,147      130,178
     Total revenue                           1,169,555    1,080,477    1,226,709

Cost of goods sold                             387,284      337,406      371,873

     Gross profit                              782,271      743,071      854,836

Selling, general and administrative expenses   792,823      768,568      709,530

     Operating income (loss)                   (10,552)     (25,497)     145,306

Other income (expense):
 Interest income                                 9,118       15,754       28,194
 Interest (expense)                            (17,760)     (13,373)     (13,308)
 Loss on disposition of equipment               (6,700)          --           --

     Total other income (expense)              (15,342)       2,381       14,886

     Income (loss) before income taxes and
       extraordinary item                      (25,894)     (23,116)     160,192

Income tax benefit (provision)                   3,321       (6,054)     (46,576)

     Income (loss) before extraordinary item   (22,573)     (29,170)     113,616

Extraordinary item - reduction in prepetition
  liabilities and related interest expense
  (net of tax of $5,322 for 1999)                   --           --       10,969

     Net income (loss)                     $   (22,573)  $  (29,170)  $  124,585



Earnings (loss) per share:

Basic:

Net income (loss) before extraordinary item $    (.01)  $     (.02)    $     .09
     Extraordinary item                            --           --           .01

     Net income (loss)                      $    (.01) $      (.02)    $     .10


Diluted:

Net income (loss) before extraordinary item $    (.01) $      (.01)    $     .05
     Extraordinary item                            --           --           .01

     Net income (loss)                      $    (.01) $      (.01)    $     .06

 The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                      Class A               Class B                                 Additional
                                  Preferred Stock       Preferred Stock           Common Stock       Paid-in
                               Shares        Amount    Shares     Amount      Shares       Amount    Capital
Balances, March 31, 1998       600,000   $  300,000   497,262   $ 497,262    1,248,525   $ 1,249   $ 3,748,640

Net income for the year
  ended March 31, 1999              --           --        --          --           --        --           --

Balances, March 31, 1999       600,000      300,000   497,262     497,262    1,248,525     1,249    3,748,640

Class A, preferred shares
  converted to common shares  (600,000)    (300,000)       --          --      600,000       600      299,400

Net (loss) for the year
  ended March 31, 2000              --           --        --          --           --        --           --

Balances, March 31, 2000            --           --   497,262     497,262    1,848,525     1,849    4,048,040

Class B, preferred shares
  converted to common shares        --           --   (12,260)    (12,260)       6,130         6       12,254

Net (loss) for the year
  ended March 31, 2001              --           --        --          --           --        --           --

Balances, March 31, 2001            --   $       --    485,002   $ 485,002   1,854,655   $ 1,855   $ 4,060,294

    The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                              Total
                                         Accumulated      Stockholders'
                                           Deficit           Equity

Balances, March 31, 1998                $ (3,940,069)     $    607,082

Net income fro the year
 ended March 31, 1998                        124,585           124,585

Balances, March 31, 1999                  (3,815,484)          731,667

Class A, preferred shares
 converted to common shares                       --                --

Net (loss) for the year
 ended March 31, 2000                        (29,170)          (29,170)

Balances, March 31, 2000                  (3,844,654)          702,497

Class B, preferred shares
 converted to common shares                       --                --

Net (loss) for the year
 ended March 31, 2001                        (22,573)          (22,573)

Balances, March 31, 2001                  (3,867,227)          679,924

    The accompanying notes are an integral part of the financial statements.

                                    24a

                    TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                              2001        2000        1999
Cash Flows From Operating Activities:
 Net income (loss)                                         $ (22,573)  $  (29,170)  $  124,585

Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                                49,784       41,321       34,960
 Loss on disposition of equipment                              6,700           --           --
 Inventory write-off due to use and obsolescence               3,125           --           --
 Reduction of prepetition liabilities and related
   interest expense                                               --           --      (16,291)
 Reduction of note payable and related consulting fees        (1,501)          --           --
 (Gain) on sale of franchises                                     --           --     (112,073)
 Franchise fee income related to sale of Company-
  owned franchises                                                --           --      (38,000)
 Contract labor provided in lieu of cash                          --           --        2,217
 Provision for bad debts                                      26,099       31,430        6,093
 Change in deferred income tax asset                          (3,411)       5,989       43,246
 (Increase) in receivables                                   (47,028)     (21,143)     (17,854)
 (Increase) in inventories                                    (7,052)      (5,585)      (1,088)
 (Increase) decrease in other current assets                  (5,571)         (28)       1,666
 Decrease in deposits                                             --        2,021        4,103
 (Decrease) in accounts payable                               (1,856)      (4,041)     (14,922)
 Increase (decrease) in accrued payroll and related
  liabilities                                                  6,501       (1,906)      (5,992)
 Increase (decrease) in accrued expenses                         576       (9,182)       2,282
 Total adjustments                                            26,366       38,876     (111,653)

 Net cash provided by operating activities                     3,793        9,706       12,932

Cash Flows From Investing Activities:
 Issuance of notes receivable                                 (7,712)          --           --
 Collections on notes receivable                              31,595       30,795       25,929
     Purchase of equipment                                   (63,455)     (25,057)     (23,624)
 Proceeds from sale of Company-owned franchises                   --           --       89,776
 Payments for intangible assets                               (3,799)      (5,270)          --
 Payments for trademarks                                      (1,000)          --         (790)

 Net cash provided by (used in) investing activities         (44,371)         468       91,291

Cash Flows From Financing Activities:
 Proceeds from issuance of long-term debt                     34,200      112,000           --
 Principal payments on long-term debt                        (26,726)      (4,958)          --
 Principal payments on notes payable - related party              --     (120,670)          --
 Principal payments on capital lease obligations              (1,556)      (5,739)      (8,083)
 Payment of loan fees                                         (5,000)          --           --
 Court authorized payments on prepetition debt                    --      (30,712)     (51,293)

 Net cash provided by (used in) financing activities             918      (50,079)     (59,376)


Net increase (decrease) in cash and cash equivalents         (39,660)     (39,905)      44,847

Cash and cash equivalents, beginning of year                  71,205      111,110       66,263

Cash and cash equivalents, end of year                    $   31,545  $    71,205   $  111,110

Continued - next page
  The accompanying notes are an integral part of the financial statements.

Continued -           TUNEX INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                              2001        2000       1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Schedule of Noncash Investing and Financing Transactions:
    Equipment acquired under capital lease obligations
     or promissory notes (excluding amounts related
     to franchise purchase below).                        $  13,482  $   14,980   $       --

    Deferred loan fees                                          342       1,130           --

    Deposits reclassified to intangible asset                 5,270          --           --

    Deposits reclassified to equipment.                          --          --        7,600

    Inventory reclassified to idle equipment                  4,000          --           --

    Inventory reclassified to equipment                       1,425          --           --

    Idle equipment reclassified to equipment                  6,050          --           --

    Conversion of trade and royalty receivables to
      notes receivable.                                       7,387      18,302           --

    Increase in notes receivable with corresponding
     increase in allowance                                    8,281          --           --

    Conversion of preferred stock to common stock
    and additional paid in capital                           12,260     300,000           --

    Franchise sales consisted of the following noncash
    components:
    - Distribution of property and equipment, net of
        accumulated depreciation of $39,866.                     --          --     (62,544)
    - Distribution of inventory.                                 --          --     (15,300)
    - Assignment of capital leases associated
        with the sold franchises.                                --          --      19,043
    - Issuance of promissory notes receivable.                   --          --     135,000


    Franchise purchase consisted of the following noncash
    components:
      Acquisition of receivables.                                --          --       4,868
    - Acquisition of inventory.                                  --          --      10,593
    - Acquisition of equipment and leasehold
        improvements.                                            --          --      43,204
    - Goodwill acquired.                                         --          --     140,747
    - Cancelled trade and note receivables                       --          --     (62,023)
    - Acquisition of accounts payable and other
        accrued expenses.                                        --          --     (16,358)
    - Assumption of capital leases associated
        with the acquired franchises.                            --          --      (5,137)
    - Assumption of notes payable to related parties.            --          --    (120,670)

 Cash Paid During the Year For:

     Interest                                             $  17,760  $   13,373  $   13,308

     Income taxes                                         $      90  $   11,740  $    4,352

    The accompanying notes are an integral part of financial
                           statements.

                    TUNEX INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                  MARCH 31, 2001, 2000 AND 1999

1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   A.  Organization
     Tunex International, Inc. (the Company) was incorporated in Utah on September 2, 1981, under the name of Leggett, Inc. In 1983, the Company entered into a business merger with Tunex, Inc., (a closely held Utah corporation) in which Tunex, Inc. became a wholly owned subsidiary of the Company. In 1985, the Company acquired the assets of Tunex, Inc. and changed its name to Tunex International, Inc.
     Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 2001, the Company was operating one automobile service center in Colorado and one in Utah, and had franchise operations in Arizona, Colorado, Idaho, Nevada, Ohio, Puerto Rico and Utah.

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

                  Equipment                 3 - 15 years
                  Office furniture          7 - 10 years
                  Leasehold improvements   10 - 39 years
                  Signs                    10 - 12 years

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

     Goodwill

     Goodwill, which represents the excess of costs over fair value of assets acquired, is being amortized on a straight-line basis over 15 years. Amortization expense was $9,383, $9,383 and $8,003 for the years ended March 31, 2001, 2000 and 1999, respectively.

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

     Reclassification

     Certain 2000 amounts have been reclassified to conform with the 2001 classifications. Such reclassifications had no effect on reported net income.

2. RECEIVABLES

    Receivables  currently due are comprised of the following  at
March 31, 2001 and 2000:
                                                    2001        2000

     Trade accounts receivable                    $   47,958  $  21,077
     Accounts receivable for royalties                39,962     43,170
     Income tax receivable                                --      2,875
     Current portion of notes receivable
       with annual interest rates
       ranging from 0 - 10%                           44,241     30,772
                                                     132,161     97,894
     Allowance for doubtful accounts                  (2,061)    (2,321)

        Net current receivables                   $  130,100  $  95,573

   Long-term  receivables are amounts due in excess of  one  year and consist of the following:
                                                    2001       2000

     Notes receivable                            $  172,763 $  194,447
     Accounts receivable for royalties               23,751     13,566
     Trade accounts receivable                        3,062         --

                                                    199,576    208,013
     Allowance for doubtful accounts                (55,763)   (26,719)

        Net long-term receivables                 $ 143,813 $  181,294

3. PROPERTY AND EQUIPMENT

   The   major   classifications  of   property   and   equipment
   (including  capitalized  leases  -  note  9),  at  cost,   are
   summarized as follows:

                                                    2001      2000

     Equipment                                   $  376,113 $ 324,725
     Office furniture and equipment                  57,868    54,431
     Signs                                           27,415    26,415
     Vehicle                                         14,980    14,980
     Leasehold improvements                         109,295    80,708

        Total property and equipment                585,671   501,259

  Less: accumulated depreciation and amortization  (354,221) (315,878)

        Property and equipment - net             $  231,450 $ 185,381

   Depreciation expense was $38,343, $31,101 and $26,957 for the years ended March 31, 2001, 2000 and 1999, respectively. Amortization expense related to capitalized leases was $4,504, $3,156 and $4,537 for the years ended March 31, 2001,
   2000 and 1999, respectively.


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


5. INCOME TAXES

   As of March 31, 2001, the Company has a Federal net operating loss carryforward of approximately $1,954,000 which is available to offset future income taxes. The net operating loss expires in the years 2003 through 2021. A deferred tax asset of $145,076 and $141,665 has been reflected in the financial statements as of March 31, 2001 and 2000. The tax asset is being carried net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 26% for 2001 and 23% for 2000. There are no net operating loss carryforwards available for state income tax purposes.

    The  components of the Company's deferred tax assets at March
31, are as follows:

                                                    2001       2000

     Net operating loss carryforwards            $  507,944 $  448,726
     Temporary timing differences                    16,470     11,261

        Total deferred tax assets                   524,414    459,987

     Less:  valuation allowance                    (379,338)  (318,322)

        Net deferred tax assets                  $  145,076 $  141,665

   Tax (benefit) expense reflected in the financial statements is comprised of the following:

                                                  2001        2000        1999
Computed tax (benefit) expense, using
 applicable federal rates                      $ (3,884)  $   (3,569) $   49,000
Increase in income taxes resulting from:
 Temporary timing differences                     3,884        3,569          --
 Total federal tax                                   --          --       49,000
 Tax (benefit) of net operating loss                 --          --      (49,000)
 Current federal tax                                 --          --           --
 State tax expense                                   90          65        8,652
 (Increase) decrease in net deferred tax assets  (3,411)      5,989       43,246
 Total income tax (benefit) expense              (3,321)      6,054       51,898
 Income tax related to extraordinary item            --          --       (5,322)

 Income tax (benefit) provision                $ (3,321)  $   6,054   $   46,576


6. LONG-TERM DEBT
   Long-term debt with a financial institution consists of the following:

                                                     2001      2000

Promissory note due in monthly installments
Of $2,490, including interest at 11.36%,
through March 2005. The note is collateralized
by equipment and general intangible assets.     $ 95,132   $ 113,130

Promissory note, due in monthly installments of
$772, including interest at 12.04%, through
May 2005.  The note is collateralized by
equipment.                                        30,121         --

Promissory note, due in monthly installments of
$546, including interest at 9.95%, through
November 2001.  The note is collateralized by
a vehicle.                                         4,214     10,022

   Total long-term debt                          129,467    123,152

Less:  current maturities                        (30,272)   (23,758)

Long-term debt, net of current portion         $  99,195  $  99,394

Annual maturities of long-term debt are as follows:

                Years Ending March 31,

                    2002                   $  30,272
                    2003                      29,222
                    2004                      32,771
                    2005                      35,903
                    2006                       1,299

                    Total                  $ 129,467
7.   LINES-OF-CREDIT

     a.In May 2000, the Company obtained a $50,260 line of credit with a financial institution. The line is secured with equipment, bears interest at a base rate plus 3% and is due on demand. There was no balance due at March 31, 2001.

     b.The Company had a $25,000 bank card line-of-credit with a financial institution. The credit line was unsecured, had an interest rate of 9.99% and required minimum payments until paid in full. There was a balance due of $1,003 at March 31, 2000 which has been included in accounts payable.

8. BUSINESS COMBINATIONS AND SALE OF FRANCHISES
     a.In May 1998, the Company sold one of its Colorado franchises for $160,000. The Company received $25,000 in cash and a note for $135,000 as payment. The note bears interest at 10% and matures in April 2008. The note is collateralized by the franchise. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located.
        During the year ended March 31, 2000, the buyer ceased making the required monthly payments on the note. Accordingly, an allowance of $26,719 was recorded to reflect the estimated net realizable value in the event the franchise had to be resold. In August 2000, the note was revised and included a principal increase of $8,281. Due to delinquent note payments after the revision, the principal increase was offset by a corresponding increase in the allowance account for a revised total allowance of $35,000.

     b.In July 1998, the Company sold one of its Utah franchises for $60,000. The Company received full payment in cash. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located.

   c.In   July   1998,  the  Company  reacquired  the  Sugarhouse
     franchise which was owned by certain officers and directors of the Company. The Company has accounted for the acquisition as a purchase transaction, and beginning July 1, 1998, has included the results of operations of the acquired franchise in the Company's Statement of Income. The total consideration, as adjusted, was $204,188.
     Accordingly, acquired assets and liabilities, including $20,237 in cash, accounts receivable and inventory, $43,204 in equipment and leasehold improvements, $62,023 in cancelled trade and note receivables, $16,358 in accounts payable and accrued liabilities, and $125,807 in debt obligations were recorded. The excess value of the acquisition over and above the value of the net assets acquired, $140,747, has been recorded as goodwill to be amortized on the straight-line basis over 15 years.
     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on April 1, 1998:
                                            Year Ended
                                          March 31, 1999

                 Revenues                   $1,310,388
                 Net income                 $  115,612
                 Earnings per share         $     0.05

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the transaction had occurred on April 1, 1998, or of future results of operations of the combined companies.

9. LEASE ARRANGEMENTS
   a. Operating Leases
      The Company leases space under long-term operating leases which expire in various years through 2006. Two agreements provide for two five-year renewal options. Generally, the Company is required to pay related costs such as property taxes, maintenance and insurance. Rental expense for operating leases, less amounts paid by sublessees, amounted to $68,779, $65,150 and $71,627 for the years ended March 31, 2001, 2000 and 1999.
      Future  minimum  rental payments, excluding subleases,  are as follows:
      Years Ending March 31,
          2002                            $  61,005
          2003                               54,300
          2004                               32,198
          2005                               32,993
          2006                               11,130

          Total lease payments            $ 191,626

      The Company acts as sublessor with certain franchises on some operating leases and as such is contingently liable in the event that the sublessees do not fulfill their obligation.


   b. Capital Leases

      The Company acquired equipment with an original cost of $42,397 and accumulated amortization of $18,602 and $14,097 as of March 31, 2001 and 2000, respectively, under the terms of several capital lease arrangements. The remaining lease has monthly payments of $495 including interest at 19.1% through February 2004.

      The following is a schedule of future minimum lease payments:

      Years Ending March 31,                         2001      2000

         2001                                       $    --  $ 1,351
         2002                                         5,934       --
         2003                                         5,934       --
         2004                                         5,440       --

         Total minimum lease payments                17,308    1,351

      Less: amount representing interest             (4,107)     (76)

        Present value of net minimum lease payments  13,201    1,275

      Less: current portion                          (3,734)  (1,275)

Capital lease obligations, net of current portion   $ 9,467 $     --


10.   PREPETITION LIABILITIES

   The  prepetition liabilities at March 31, 1999, consisting  of
   priority   tax  claims  related  to  the  Company's   previous
   reorganization, were currently due in the amount of $30,712.

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

   b. Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over ordinary
     debt.   They  are  nonassessable and have no voting  rights.
     Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 2001.
     The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. During the year ended March 31, 2001, 12,260 shares of preferred stock were converted to 6,130 shares of common.

12.  STOCK OPTIONS

   During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price is $.50 per share and the options are exercisable through July 31, 2001. No options were exercised during the years ended March 31, 2001, 2000 and 1999.


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

   The numerator in calculating both basic and diluted EPS for each year is reported income before extraordinary item, extraordinary item, and net income, respectively. The denominator is based on the following weighted-average number of common shares:

                       Year Ended     Year Ended      Year Ended
                     March 31, 2001  March 31, 2000  March 31, 1999

     Basic             1,851,590       1,548,525     1,248,525
     Diluted           2,097,156       2,097,156     2,097,156

   The difference between basic and diluted weighted-average common shares results from the assumption that both Class A and Class B preferred stock were converted into common stock.

   The 95,000 exercisable stock options at March 31, 2001, 2000 and 1999 were excluded from the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares, and therefore, the effect would be antidilutive.

14.RELATED PARTY TRANSACTIONS

   a.During the year ended March 31, 2001, the Company paid a board member approximately $11,000 for consulting fees.

   b. As discussed in notes 4 and 8.c, the Company reacquired a related party Tunex franchise. As part of the acquisition, certain assets and liabilities were cancelled and assumed. The excess value of the net assets acquired was recorded as goodwill.

15.  RETIREMENT PLAN

   The Company has a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $10,500 for 2001 and $10,000 for 2000 and 1999. The
   Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee's compensation. The Company may also make a discretionary contribution to the plan. The Company's contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $3,502, $1,575, and $1,752 to the plan, net of approximately $1,000 in fees, for the years ended March 31, 2001, 2000 and 1999, respectively.

16.  ADVERTISING

   Advertising   costs,   included  in   selling,   general   and
   administrative  expenses,  are  expensed  when  incurred   and
   amounted  to $39,243, $43,797 and $37,184 for the years  ended
   March 31, 2001, 2000 and 1999 respectively.

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

   The Company maintains several bank accounts at two financial institutions. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.
   Cash was within insured limits as of March 31, 2001.

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

19.  SUBSEQUENT EVENTS

     a.In April 2001, one of the Company's franchises defaulted under its franchise license agreement. Since the default was not cured within 30 days, the Company assumed temporary control of the franchise with the intent to resale. In June 2001, the Company obtained a verbal agreement with a bank to settle remaining equipment liabilities for $13,500.

   b.   In April 2001, the Company sold a franchise for $19,000.