Form 10QSB
period 2001-06-30
TUNEX INTERNATIONAL INC /UT/
filed 2001-08-24
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB


      [X]     Quarterly report under Section 13 or 15(d)  of
 the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001, or



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

           As  of  June 30, 2001, the Issuer had outstanding
1,854,655 shares of common stock.

              PART  I.   FINANCIAL INFORMATION


               ITEM  1.   FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 2001, and the related statements of operations and changes in cash flow for the three month period ended June 30, 2001. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                  TUNEX INTERNATIONAL, INC
                       BALANCE SHEETS


                                      March 31,           June 30,
                                           2001               2001
                                                         Unaudited
CURRENT ASSETS:

     Cash                            $   31,545            $46,211

     Receivables - current portion      130,100            120,994

 Inventories                             50,957             52,066

     Prepaid expenses                    11,951              7,857

     Deferred income tax assets          10,000             10,000


         Total Current Assets           234,553            237,128


PROPERTY, PLANT AND EQUIPMENT:

 Net of accumulated depreciation        231,450            221,790


OTHER ASSETS

     Receivables, less current          143,813            191,164

     Idle Equipment

     Goodwill                           114,724            112,304

     Trademarks                           1,840              1,817

     Other intangible assets,
     Net of accum amort                   9,157              9,157


     Deposits                             6,822              7,377

     Work-in-process

     Deferred Loan Fees                   6,183              6,183

     Deferred income tax assets         135,076            127,076

               Total Other Assets       417,615            455,078


TOTAL ASSETS                           $883,618           $913,996

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                           March 31,      June 30,
                                                2001          2001
                                                       (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                       $15,371       $24,806
     Accrued liabilities                     43,257        45,667
     Income Taxes Payable                      ----         2,000
     Accrued expenses                         2,398         3,282
     Current Portion of Long-Term Debt       30,272        30,272
     Obligations under capital
          leases-current portion              3,734         5,365


 Total Current Liabilities                   95,032       111,392



 Long Term Debt, Net of Current Portion      99,195        93,194

 Obligation under capital leases-
 Net of current portion                       9,467         6,968



TOTAL LIABILITIES                           203,694       211,554

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,854,655 shares issued &                1,855         1,855
     outstanding


Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     485,002 shares issued & outstanding    485,002       485,002

     Additional paid-in capital           4,060,294     4,060,294
     Accumulated Deficit                 (3,867,227)   (3,844,709)
     Total Stockholders' Equity             679,924       702,442

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                              $  883,618   $   913,996

                     TUNEX INTERNATIONAL, INC.
                     STATEMENTS OF OPERATIONS

                            (Unaudited)

                                For the Quarter Ended June 30,
                                      2001          2000

SALES AND OTHER REVENUE:

  Service and parts sales           $229,593        $208,710

  Franchise Royalties                 89,008          84,204

  Franchise Sale (Net of Costs)       19,000          18,000

  Other Revenue

               Total Revenues        337,601        $310,914

COSTS AND EXPENSES:

  Cost of service and parts          150,456         139,207

  General and Administrative         136,241         138,272

  Depreciation                        14,100           7,930

  Interest expense                     4,286           3,971

  Total Costs and Expenses           305,083         289,380

INCOME BEFORE INCOME TAXES         $  32,518       $  21,534

  Current Income Tax Expense           2,000           1,000

  Deferred Income Tax Expense          8,000           5,000

NET INCOME                         $  22,518       $  15,534

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT             $.012           $.008

                     TUNEX INTERNATIONAL, INC.
                 STATEMENT OF CHANGES IN CASH FLOW
                            (Unaudited)


                               For the Three Months Ended June 30,
                                               2001          2000


CASH FLOW FROM OPERATIONS:

  Income                                      $  22,518   $ 15,534
  Items not requiring cash:
Depreciation                                     14,100      7,930
                                                 36,618     23,464
  Decrease (increase) in receivables            (38,245)    (2,350)
  Decrease (increase) in inventories             (1,109)    (5,927)
  (Decrease) increase in accounts payable         8,728     52,066
  Decrease (increase) in prepaid expenses,
  PP&E, capital expenditure in cash               1,542    (22,054)


  Decrease in deferred tax benefits              8,000       5,000

     Net cash provided (used) in operation    $ 15,534    $ 50,199
operation

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on pre-petition debt           0            0
  Principal payments on capital lease
     obligations                                 (868)        (620)


     Net cash provided (used) from               (868)        (620)
financing

     Net cash provided during three            14,666       49,579
months

     Cash on hand - beginning                  31,545       71,205

     Cash on hand - ending                   $ 46,211    $ 120,784

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material changes in financial condition.

At June 30, 2001, the Company's financial condition improved from the 4th quarter of the fiscal year ended March 31, 2001. Profitability improved the cash position of the company.
However, working capital decreased from $139,521 on March 31, 2001 to $125,736 on June 30, 2001. This is the result of an increase in current payables from higher purchases of parts and supplies to accommodate the increase in summer business in the company owned centers. The increased profitability and cash improved stockholder's equity from $679,924 March 31, 2001 to $702,442 on June 30, 2001.

Management believes that the working capital of the company, and its ongoing $50,000 line of credit is adequate for the Company's current and ongoing operations and its continuing efforts to develop new service centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.

Results of operations.

During the three months ended June30, 2001, the Company's total revenue increased from $310,914 for the same three-month period in 2000 to $337,601in 2001. This increase is the result of the recent sale of another franchise license, an increase in franchise royalties, as well as an increase in sales of service and parts from $208,710 during the quarter ended June 30, 2000 to $229,593 during the same quarter 2001. Franchise royalty revenue increase was from $84,204 during the first fiscal quarter 2000 to $89,008 for the same quarter in 2001.

For the three-month period ended June 30, 2001 the Company shows income from operations, before income tax of $32,518 compared to $21,534 for the same period in 2000. This increase is mostly the result of increased revenues and a decrease in general and administrative expenses.

After giving effect to income tax expenses and the change as a result of deferred tax benefits, the net income increased for the three-month period ended June 30, 2001 to $22,518 from $15,534 for the same period in 2000. Consequently, the Company had a net income per common share, on a fully diluted basis, of .012 for the three-month period ended June 30, 2001 as compared to .008 for the same period in 2000.

During the three month period ended June 30, 2001, the Company operated two service centers, which it owns. No new centers have been opened for business during that period. There were twenty-five centers in operation, the same as in the same period in 2000. However, there are four licenses that have been sold for new service centers, two of which opened in July 2000 and two of which are scheduled to open in January 2002. The Company continues to identify new locations for either Company development for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the Company. The Company is also actively promoting and offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities, or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.


Recent Developments

The Tooele, Utah and the Draper, Utah franchises opened for business on July 7th and 15th 2001 respectively. They are both meeting the objectives of the proformas. This will result in additional franchise royalties, increasing revenues and profitability to the Company. The So. Ogden franchise license was defaulted by the franchisee in May. As a result, the Company now owns that franchise and reopened the service center on July 17, 2001. That franchise is now available for sale with a number of interested parties.

           ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS:      Attached is the Financial Data Schedule, Exhibit
Reference Number 27

Form  8-K:     None



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TUNEX INTERNATIONAL, INC.



Date:   August 21, 2001       By:  /s/ R. Steven Love
                                   R. Steven Love, Director
                                   (Principal Executive)