Form 10QSB
period 2001-09-30
TUNEX INTERNATIONAL INC /UT/
filed 2001-11-19
CIK 806129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB


      [X]   Quarterly  report under Section 13 or  15(d)  of  the
Securities  Exchange Act of 1934 for the quarterly  period  ended
September 30, 2001, or

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

As  of   September 30, 2001, the Issuer had outstanding 1,854,655
shares of common stock.

             PART   I.    FINANCIAL INFORMATION


             ITEM   1.     FINANCIAL STATEMENTS


      Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of September 30, 2001, and the related statements of operations and changes in stockholders' equity and cash flow for the six-month period ended September 30, 2001. In the opinion of management of the Company, the financial statements fairly
present  the financial condition of the Company.   Management
is  not aware of any adjustments that are necessary to a fair
presentation   of   the  results  for  the  interim   periods
disclosed.

                  TUNEX INTERNATIONAL, INC

                       BALANCE SHEETS


                                       March 31,  September 30,
                                            2001           2001
                                                    (Unaudited)

CURRENT ASSETS:

     Cash                                 31,545         61,198

     Receivables - current portion       130,100        180,544

     Parts inventories                    50,957         54,888

     Prepaid expenses                     11,951          5,936

     Deferred income tax benefit          10,000         10,000
                                          ------         ------

       Total Current Assets              234,553        312,566
                                         -------        -------

PROPERTY, PLANT AND EQUIPMENT:

Net of accumulated depreciation          231,450        220,297


OTHER ASSETS

     Receivables - long term             143,813        127,427

     Idle Equipment                            -              -

     Trademarks                            1,840          2,294

     Deposits                              6,822         12,377

     Work-in-process                           -              -

     Goodwill                            114,724        109,885

     Other intangible assets,              9,157          9,157
       net of accum amort

     Deferred loan fees                    6,183          6,183

     Deferred income tax benefits        135,076        119,076
                                         -------        -------
               Total Other Assets        417,615        386,399
                                         -------        -------

TOTAL ASSETS                             883,618        919,262
                                         =======        =======

                  TUNEX INTERNATIONAL, INC.

                       BALANCE SHEETS
                                          March 30,   September 30
                                              2001          2001

CURRENT LIABILITIES:

     Accounts payable                        15,371        26,005
     Accrued liabilities                     43,257        48,231
     Income taxes payable                    ------         4,000
     Obligations under capital                3,734         5,365
          leases  - current portion
     Current portion of long term debt       30,272        30,272
                                             ------        ------
     Accrued Expenses                         2,398             -
      Total Current Liabilities              95,032       113,873
                                             ------       -------

LONG TERM DEBT:

Long-term debt, net of current portion       99,195        86,696
Obligations under capital leases-Net of
  current portion                             9,467         6,057

TOTAL LIABILITIES                           203,694       206,626
                                            -------       -------
STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
    1,854,655 issued & outstanding.           1,855         1,855

Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares
authorized,                                 485,002       485,002
     485,002 shares issued &
outstanding
     Additional paid-in capital           4,060,294     4,060,294
     Accumulated Deficit                 (3,867,227)   (3,834,515)
                                          ---------     ---------
     Total Stockholders Equity              679,924       712,636
                                            -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 883,618       919,262
                                            =======       =======

                         TUNEX INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                                       Three Months        Six Months
                                          Ended               Ended
                                       September 30        September 30
                                     2001      2000       2001      2000

 SALES AND OTHER REVENUE:

   Service and parts sales          284,711   224,988    514,304   433,697

   Franchise Royalties               89,822    85,530    178,830   169,734

   Franchise Sales (Net of Costs)    19,000     -----     38,000    18,000

   Other Revenue                        198     3,842        198     5,273
                                    -------   -------    -------   -------
      Total Revenue                 393,731   314,360    731,332   626,704
                                    -------   -------    -------   -------
COSTS AND EXPENSES:

   Cost of service and parts        196,441   152,381    346,896   291,587

   General and Administrative       158,976   138,770    295,219   276,089

   Depreciation / Amortization       14,100    10,349     28,199    20,698

   Interest expense                   4,020     4,375      8,306     8,346
                                    -------   -------    -------   -------
      Total Costs and Expenses      373,537   305,875    678,620   596,720
                                    -------   -------    -------   -------
INCOME BEFORE INCOME TAXES           20,194     8,485     52,712    29,984
   Current Income Tax Expense         2,000     1,000      4,000     2,000

   Deferred Income Tax Expense        8,000     5,000     16,000    10,000

NET INCOME                           10,194     2,485     32,712    17,984
                                     ------     -----     ------    ------
NET INCOME PER COMMON SHARE           0.005     0.001      0.018      0.01
OR COMMON SHARE EQUIVALENT

                    TUNEX INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN CASH FLOW
                           (Unaudited)


                             For the Six Months Ended September 30,

                                                   2001       2000



CASH FLOW FROM OPERATIONS:

  Income                                          52,712    29,984
  Items not requiring cash:                       28,199    20,698
  Depreciation / Amortization
                                                  80,911    50,682

  Decrease (increase) in receivables            (34,058)     3,790
  Decrease (increase) in inventories             (3,931)   (1,557)
 (Decrease)increase in accounts payable           10,634       604
  Decrease (increase) in prepaid expenses,
   goodwill, PP&E, capital expenditure in cash   (6,124)     2,714


  Decrease in deferred tax benefits             (16,000)   (10,000)
                                                 ------     ------
   Net cash provided (used) in operation          31,432    46,233



CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on capital lease            (1,779)   (1,275)
obligations
     Net cash provided (used) from financing     (1,779)   (1,275)
     Net cash provided during six months          29,653    44,958

      Cash on hand - beginning                    31,545    71,205
                                                  ------   -------
      Cash on hand - ending                       61,198   116,163
                                                  ======   =======

   ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                            OPERATION

Material Changes in Financial Condition

On the June 30, 2001 balance sheet, current receivables were understated by $55,763 and long-term receivables were overstated by $55,763. Allowance for doubtful accounts was inaccurately applied totally to current receivables. As a result, working capital was understated by $55,763.

At September 30, 2001 the Company's financial condition continued to improve, primarily as the result of an increase in cash and current receivables causing the working capital to increase from $139,521 on March 31, 2001 to $198,693 on September 30, 2001.

Management believes that the working capital of the Company, and its ongoing $50,000 line of credit is adequate for the company's current and ongoing operations and its continuing efforts to develop new centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.

Results of Operations

During the six months period ended September 30, 2001, the company's total revenue increased from 626,704 in 2000 to $731,332 in 2001. This increase is attributed to an increase in company center sales, increased royalties as a result of increased sales of franchised centers, and the sale of two new franchise licenses in 2001 compared to one license sold during the same six-month period in 2000.

During the three months period ended September 30, 2001, total revenue increased from $314,360 in 2000 to 393,731 in 2001. This increase was due to an increase in company center sales, including a previously franchised owned center re-opened by the Company in July. The increase in sales is also attributed to the increase in royalties and the sale of a franchise license.

For the six-month period ending September 30, 2001, the Company shows as income, before income tax, $52,712 compared to an income of $29,984 for the same period in 2000. This increase is due primarily to the increased revenues during the six-months ended September 30, 2001 as compared to the same period of 2000. After giving effect to income tax credits, and the change as a result of deferred tax benefits, the net income for the three months period ended September 30, 2001 is $10,194 compared to $2,485 for the same period in 2000. Consequently, the Company had $.005 income per common share, on a fully diluted basis for the three-month ended September 30, 2001, as compared to $.001 for the same period in 2000. Net income for the six-month period ended September 30, 2001 is $32,712 compared to $17,984. Income per share, on a fully diluted basis, for the six-month period ended September 30, 2001 is $.018 as compared to $.01 for the same period last in 2000.

During the six-month period ended September 30, 2001, the Company began the year operating two Company owned service centers. In July, the Company re-opened a service center that was closed as a result of a franchise default. That makes a total of three
Centers that the Company currently owns and operates.   Two
franchised service centers were opened in July making a total of twenty-four franchised service centers that the Company also supports.

The Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash and other financing to the Company.

The Company is also actively promoting and offering individual franchise licenses for development by the franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master franchises for areas, cities, or states in other parts the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.

Recent Developments

Tunex International Inc. has sold a new license in the Fort Collins, Colorado market. A site is in the process of being secured. With time still needed for site plans, permits, etc., we expect the opening of this center to be the latter part of 2002.

Delays in obtaining building permits have pushed back the construction of the Cedar City and American Fork Tunex locations. The Cedar City Tunex is projected to open in March and the American Fork Tunex is projected to open in April. Expected incomes projected from these royalties has now been reassessed and are projected to begin in conjunction with the opening of these centers in 2002.

The September 11th terrorist acts have contributed to a worsening recession. However, Tunex continues to show that its product is needed and trusted by the consumer. With other businesses and industries showing sizable decreases in sales and profits after the September 11th disaster, Tunex showed a same store sales increase of 2% for September.

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


                                   TUNEX INTERNATIONAL, INC.



Date:   November 16, 2001          By /s/ R. Steven Love
                                   President (Duly Authorized and
                                   Principal Financial Officer)