Form 10QSB
period 2001-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2002-02-13
CIK 806129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001, or

     [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

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

     Check whether the issuer (1) filed all reports required to be filed by sections 13 of 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     As of December 31, 2001, the Issuer had outstanding 1,854,655 shares of common stock.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

     Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of December 31, 2001, and the related statements of operations and changes in stockholders' equity and cash flow for the nine-month period ended December 31, 2001. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the Results for the interim periods disclosed.

                            TUNEX INTERNATIONAL, INC

                                 BALANCE SHEETS

                                                  March 31,    December 31,
                                                       2001            2001
                                                                (Unaudited)

CURRENT ASSETS:

     Cash                                          $ 31,545        $ 63,200

     Receivables - current portion                  130,100         167,049

     Parts inventories                               50,957          47,090

     Prepaid expenses                                11,951           7,277

     Deferred income tax benefit                     10,000          10,000
                                                     ------          ------

               Total Current Assets                 234,553         294,616
                                                    -------         -------

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated
        depreciation                                231,450         210,305

OTHER ASSETS

 Receivables, Long term                             143,813         124,918

     Idle Equipment                                       -               -

     Trademarks                                       1,840           2,771

     Other intangible assets, net of
        accum amort                                   9,157           9,157

     Deposits                                         6,822          12,377

     Work in process                                      -               -

     Goodwill                                       114,724         107,466

     Deferred loan fees                               6,183           6,183

     Deferred income tax benefits,
         less current                               135,076         135,076
                                                    -------         -------

              TOTAL OTHER ASSETS                    417,615         397,948
                                                    -------         -------
TOTAL ASSETS                                        883,618         902,869
                                                    =======         =======

                            TUNEX INTERNATIONAL, INC.

                                 BALANCE SHEETS

                                                    March 31,   December 31,
                                                         2001           2001
                                                                 (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                                 $15,371         28,257
     Accrued liabilities                               43,257         69,231
     Accrued expenses                                   2,398           -
     Income tax payable                                  -             1,000
     Obligations under capital
            leases-current portion                      3,734          5,365
     Current portion of Long term debt                 30,272          4,213
                                                       ------          -----


        Total Current Liabilities                      95,032        108,066
                                                       ------        -------


LONG TERM DEBT:

     Long term debt, net of current
            portion                                   99,195         106,186
     Notes payable - related parties
                                                      -------        -------
     Obligations under capital leases -                9,467           5,103
            Net of current portion                    -------
                                                      -------        -------

TOTAL LIABILITIES:                                    203,694        219,355
                                                      -------        -------

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,248,525 issued &  outstanding                    1,855          1,855

Preferred Stock, Class A, par value  $.50,
     600,000 shares authorized, issued                -------        -------
     & outstanding

Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     485,002 shares issued & outstanding              485,002         485,002

     Additional paid-in capital                     4,060,294       4,060,294
     Accumulated (Deficit)                         (3,867,227)     (3,863,637)
     Total Stockholders Equity                        679,924         683,514
                                                    ---------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 883,618       $ 902,869
                                                    =========       =========

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months               Nine Months
                                                    Ended                      Ended
                                                  December 31               December 31
                                                  -----------               -----------
                                              2001           2000         2001        2000
                                              ----           ----         ----        ----

SALES AND OTHER REVENUE:

     Service and parts sales                $221,127      $ 176,655     $ 735,432    $ 610,352

     Franchise Royalties                      77,312         70,215       256,142      239,949

     Franchise Sales(Net of costs)                 0         11,000        38,000       29,000

     Other Revenue                             2,509          3,332         5,888        8,605
                                               -----          -----         -----        -----

         Total Revenue                       300,947        261,202     1,035,462      887,906
                                             -------        -------     ---------      -------


COSTS AND EXPENSES:

     Cost of service and parts               160,233        127,736       507,129      419,324

     General and Administrative              170,177        132,270       468,579      408,359

     Depreciation                             14,100         10,775        42,299       31,472

     Interest expense                          4,560          4,880        12,865       13,226
                                               -----          -----        ------       ------

          Total Costs and Expenses           349,070        275,661     1,030,872      872,381
                                             -------        -------     ---------      -------

INCOME (LOSS) BEFORE INCOME TAXES            (48,122)       (14,459)        4,590       15,525
                                             --------      --------         -----       ------

      Current Income Tax Expense              (3,000)          (700)        1,000          750


      Deferred Income Tax Benefits           (16,000)        (8,200)            0        2,700


NET INCOME (LOSS)                           $(29,122)      $ (5,559)       $3,590     $ 12,075
                                            ----------     ---------       ------     --------

NET INCOME PER COMMON SHARE
OR COMMON SHARE EQUIVALENT                     $ .00          $ .00        $ .000       $ .007

                            TUNEX INTERNATIONAL, INC.
                        STATEMENT OF CHANGES IN CASH FLOW
                                   (Unaudited)


                                          For the Nine Months Ended December 31,
                                          --------------------------------------
                                                            2001         2000


CASH FLOW FROM OPERATING ACTIVITIES:

     Income Before Income Taxes                            4,590         15,510
     Items not requiring cash:
     Depreciation / Amortization                          42,299         31,472
                                                          ------         ------
                                                          46,889         46,982
     Decrease (increase) in  receivables                 (36,949)        (2,279)
     Decrease (increase) in inventories                    3,867         (4,070)
     (Decrease) increase in accounts payable              12,886         10,288
     Decrease (increase) in prepaid expenses
       Goodwill, PP&E, capital expenditure in
       cash                                                7,695        (60,748)
    Decrease in deferred tax benefits                          0         (2,700)
                                                          ------        -------

     Net cash provided (used) in operation                34,388        (12,527)
                                                          ------        --------


CASH FLOW FROM FINANCING ACTIVITIES:

     Principal payments on pre-petition debt              ------        --------
     Principal payments on capital lease
        obligations                                       (2,733)        (1,275)

     Net cash provided (used)from financing               (2,733)        (1,257)
                                                          ------         -------

     Net cash provided (used ) during nine                31,655        (13,802)
           months

     Cash on hand - beginning                             31,545         71,205
                                                          ------         -------

     Cash on hand - ending                             $  63,200       $ 57,403
                                                       =========       =========

             ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     Material Changes in Financial Condition

At December 31, 2001 the company's financial condition declined. Total assets declined from $919,262 on September 30, 2001 to $902,869 on December 31, 2001. Total liabilities increased over the same time period from $206,626 to $219,355. This resulted in a decrease in stockholders equity from $712,636 on September 30, 2001 to $683,514 on December 31, 2001.

Working capital of the company decreased from $198,693 on September 30, 2001 to $186,550 on December 31, 2001. This is mainly the result of an increase in accrued liabilities relating to Tunex International Inc. guaranteed contracts picked up from a defaulted license. Management believes that the working capital for the company is adequate for its current and ongoing operations and its continuing efforts to develop new centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.

Results of Operations

During the nine months period ended December 31, 2001, the company's total revenue increased from $887,906 to $1,035,462 compared to the same nine months in 2000. This is the result of increased sales due to reopening a center from a defaulted license, increased revenues from sales of franchised licenses and an increase in revenue from franchise royalties. Income before income taxes for the three months ended December 31, 2001 shows a $48,122 loss as compared to $14,459 loss for the same three-month period in 2000. This is mainly due to the reopening of a service center and the losses related to the few months of start-up. It is also related to the transition of hiring replacements for two key people at the Headquarters division of the company. One of the positions replaced has the responsibility of operations and profit of company owned service centers. As a result the maximum effort was not able to be focused on start-up efforts of reopening the service center described above.

Income before income taxes for the nine-month period ending December 31, 2001 is $4,590 as compared to $15,525 for the same period in 2000. This decrease is again related to the losses associated with the re-opening of a service center, contracts left behind from the defaulted license, and the transition of people in the Headquarters division.

After giving effect to income tax expenses, and the change as a result of deferred tax benefits, the net income or loss for the three months ended December 31, 2001 is a loss of $29,122 compared to $5,559 for the three months ended December 31, 2000. Consequently, the company had no income per common share, on a fully diluted basis for the three-month period ended December 31, 2001, which reflected the same result for the same period in 2000. Net income for the nine-month period ended December 31, 2001 is $3,590 as compared to $12,075 for the same period in 2000. Income per common share, on a fully diluted basis, for the nine-month period ended December 31, 2001 is $0.000 as compared to $0.007 for the same period in 2000.

In looking ahead, the company continues to identify new locations for either development by the company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the Company. There are currently four service centers under development. One is scheduled to open in the middle of March. Another is planned for a June 1st opening. The other two, both recent commitments, are scheduled for opening the first quarter of 2003. The Company continues to actively promote and offer franchise licenses for development by the franchise licensees. Individual licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.

New Developments

The Company has implemented and is currently perfecting a program of teleconferencing and video conferencing for purposes of training and communicating operational issues, etc. with franchisees located outside of the state of Utah. This not only improves the training available to franchisees, but helps insure continued growth of new franchised centers.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS:  None

FORM  8-K:  None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TUNEX INTERNATIONAL, INC.

Date:  February 12, 2002                  By /S/ R. Steven Love (Signature)
                                          President (Duly Authorized and
                                          Principal Financial Officer)