Form 10KSB
period 2002-03-31
TUNEX INTERNATIONAL INC /UT/
filed 2002-07-12
CIK 806129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                           Commission File No. 0-15369

                           TUNEX INTERNATIONAL, INC.
                (Name of small business issuer in its charter)

                  Utah                                 87-0416684
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

  556 East 2100 South, Salt Lake City,                    84106
                  Utah
       (Address of principal executive                 (Zip Code)
                offices)

                  Issuer's telephone number:  (801) 486-8133

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.001 Par Value
                                (Title of class)

     Check whether the Issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $ 1,359,889

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 2002 was $372,290.

     As of March 31, 2002, the Issuer had outstanding 1,861,453 shares of its common stock, par value $0.001.

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS
GENERAL

     Tunex International, Inc. (the "Company") is engaged in the business of providing to the general public, diagnostic tests and evaluations of the performance of automotive engines and engine related systems, and all related inspections, services and repairs through "Tunex Service Centers" that are owned and operated by the Company or are owned by licensed franchisees and operated by them. Currently there are 28 company and franchisee-owned Tunex Service Centers in operation. The Company continues to offer, through licensing, individual Tunex Service Center franchises and area master franchises to qualified individuals or entities.

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

BUSINESS OPERATIONS

     General

     Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and analyzing systems, such as ignition, fuel injection, Carburetion, emission, computer controls, air conditioning, heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as lubrication, brakes, emissions testing and safety inspections. These services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least Eight and, in many cases, ten service bays equipped with modern diagnostic/service equipment and instruments, meeting the Company's specifications. At the present time, there are 28 Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of Puerto Rico. Of the 28 Tunex centers open, 26 are owned and operated by franchisees and two are company owned and operated.

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

     Recent Developments

     Same store sales for the 25 previously established Tunex Service Centers continued to increase, with 2001 sales of $10.3 million versus sales of 9.9 million in 2000, an annual increase of 4%. Two new service centers were opened in the Utah region in March and May in 2002. This brings the total number of active Tunex Centers to 29. There are currently two other centers in development that are scheduled to open in the spring of 2003. There are also plans being made for two additional centers that will be owned by current Tunex owners and board members. The scheduled late spring 2003 opening for these centers will bring the total of active Tunex Service Centers to 33. There is interest currently from other prospects. As a result, the future Tunex growth potential is favorable.

     The Company understands that training is the key to success in our industry. Therefore, the Company is currently in development of on-line training of Tunex procedures and customer service. This should be completed and ready to introduce at our annual convention in March of 2003. The Company is also in development of an in car training facility to go along with the classroom facility. These additions should make a tremendous impact in raising the level of education and proficiency of technicians and managers within the Tunex system.

                         ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal offices, training center, warehouse, and the Company operated service center are located at 544-556 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $2,700 per month under a First five Year lease option that has been extended to expire in December 2007.

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

4909 South Highland Drive       $1,521       April 2007        Subleased
Salt Lake City, Utah


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

1521 North Main                 $4,290       July 1, 2016      Subleased
Tooele, Utah

     Other than these leased properties the Company has no interest in any other property.

                           ITEM 3. LEGAL PROCEEDINGS

     There are presently no legal proceedings against this Company. There is, however, legal proceedings against the previous defaulted owners of the South Ogden franchise. The suit consists of unpaid royalties and subleased rent payments including penalties and interest that are past due.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the last fiscal quarter, the Company did not submit any matter to a vote of its security holders.

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 2001 and 2002, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

     Quotations for the Company's common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

      Quarter Ended:                 High Bid              Low Bid
                                     (Common Stock)        (Common Stock)

      June 30, 2001                  $0.22                 $0.22
      September 30, 2001             $0.23                 $0.23
      December 31, 2001              $0.21                 $0.21
      March 31, 2002                 $0.20                 $0.20

      June 30, 2000                  $0.75                 $0.625
      September 30, 2000             $0.875                $0.6875
      December 31, 2000              $0.75                 $0.5625
      March 31, 2001                 $0.5625               $0.25

     As of May 31, 2002, the Company has approximately 662 holders of record of its common stock.

     The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.

               ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations


     Total revenue has increased to $1,359,889 in 2002 from $1,146,555 in 2001. This is the result of an increase in all areas of the Company including service and parts, royalty income, and franchise sales and license income. The Company has made a substantial priority of selling more franchises to qualified individuals over the past two years. As a result, the Company has realized a higher amount of income in both franchise sales and the resulting royalty income from those new franchised centers.

     The Company shows operating income for the year 2002 of $24,312 as compared to an operating loss of $33,551 in 2001. This is the result of improvement in all areas of the Company, with an emphasis on increasing franchise and royalty fees. However, even with this improvement, the Company was negatively affected by the default of two franchised licenses. This resulted in a liability to the company of $47,502 from past due leases from the defaulted franchisees.

     When taking into account the other income or expenses in the fiscal year ended March 31, 2002, the Company had income before income taxes of $6,763 as compared to a loss of $55,218 in fiscal year 2001.

     In fiscal year 1994, the Company benefited from a considerable increase in deferred tax benefits recognized on the books. This results in a tax provision for the fiscal year ended March 31, 2002 in the amount of $1,201 as compared to a tax benefit of $11,395 in fiscal 2001. This resulted in net income of $5,562 in 2002 as compared to a net loss of $43,823 in 2001. The federal income portion of this expense is offset by these tax benefits and no federal income taxes are payable. Additionally, the Company's remaining net operating loss, which is available to offset federal income tax, totals approximately $2,001,500, as of March 31, 2002.

     After giving effect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized net income of $5,562 in 2002 as compared to a loss of $43,823 in 2001. Consequently, the Company had no earnings per common share after taxes on a diluted basis in 2002 as compared to a net loss per common share on a diluted basis of $.02 in 2001.

     The Company has opened three franchised service centers and expects to open at least two more during fiscal year 2003. Based on the current flow of highly interested prospects and the past two years success, the Company expects to sell at least three licenses during the current fiscal year. New franchise licenses sell for $19,000 with an optional development fee of $10,000. In addition, new franchisees pay a royalty to the Company equal to 5% of gross sales of the franchised service center. The Company has a master franchise covering Puerto Rico and the Caribbean basin. This master franchise has the right to develop three service centers in its initial stages along with sub-franchising to qualified individuals, with the first center in full operation. The Company will continue to offer master franchises in the parts of this country that are a great distance from the Company's headquarters and in some foreign countries.

Liquidity and Capital Resources

     The Company's cash increased from $31,545 in 2001 to $42,389. As a result of the prior years adjustment to the financial statements described in notes 17a and b, the Company's working capital decreased from $90,596 in 2001 to $79,751 in 2002. This is primarily the result of increased liability related to the defaulted licenses described above and a decrease in current accounts receivable. Even though a normal decrease in receivables yields additional cash, in this case a write off to bad debt of $24,284 attributed directly to a defaulted license, prevented an increase to cash.

     Net earnings has resulted in an increase in the Company's stockholder's equity from $644,185 in 2001 to $649,747 in 2002.

     Even though capital reserves and owner's equity has suffered the past three years, management believes that with added royalties from new franchisees and the current status of working capital, that the Company has adequate working capital for its current and ongoing operations.

                          ITEM 7. FINANCIAL STATEMENTS

     The balance sheets of the Company as of March 31,2002, 2001, and 2000 and the related statements of income, stockholders' equity, and cash flows for the three years ending March 31, 2002, 2001, and 2000, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-1. (See the index to financial statements on page 15.)

              ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

     Name                    Age    Position Held                  Since

     Edward Dallin Bagley    63     Chairman of the Board          1990

     R. S R. Steven Love     52     President,  Chief  Executive   2000
                                    Officer and Director

     George V. South         52     Secretary, Controller          1993


     Larry R. Hendricks      59     Director                       1990


     Rudolf Zitzmann         67     Director                       1985

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

                         ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the chief executive officer of the Company during the last three years:

                                   Annual Compensation        Long-Term
                                                              Compensation
Name and
Principal Position          Year       Salary        Bonus              Options

Rudolf Zitzmann (1)         1999/00    $50,000       None               None
C.E.O.

R. Steven Love (2)          2000/02    $75,000       None               None
C.E.O.

(1) Mr. Zitzmann retired from the position of President and Chief Executive Officer on December 31, 1999 and will continue to serve as a Director

(2) Mr. Love became President and Chief Executive Officer on January 1, 2000 and will also serve as a director.

No officer has received annual salaries and bonuses in excess of $100,000.

     Stock option agreements for a total of 95,000 shares have been issued to two Directors at an exercise price of $.50 per share. Options are exercisable immediately and are to expire July 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year - End Option Values
                                                                   Value of
                                                 Number of       Unexercisable
                 Shares Acquired    Value       Unexercised      in-the money
      Name         on Exercise    Realized    Options @ FY -    Options @ FY -
                                                    End               End

Rudolf Zitzmann       None         $00.00      35,000 shares        $17,500
                                               (exercisable)

R. Steven Love        None         $00.00          None              None

     Until March of 2002, each of the Company's directors received $250 for each directors' meeting attended. Effective March 2002, each director receives $500 per month for board/consulting fees.

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

                                                 Amount & Nature   Percent
        Title of    Name & Address of               Nature of         of
        Class       Beneficial Owner             Beneficial Owner   Class

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


                       ITEM 12. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

     On July 1, 1998, the Company re-purchased a franchised service center from Ventures Funding Corporation, the franchisee. E. Dallin Bagley, Larry R. Hendricks and Rudolf Zitzmann were investors and stockholders of that company. As part of the re-purchase by the Company, the Company assumed promissory notes made out to Bagley, Hendricks and Zitzmann in the amounts of $33,333, $58,334 and $9,192, respectively. These notes called for interest only payments of 9% with a lump sum payment due at the end of 5 years. These notes were convertible, at the holders discretion.

     During the year ended March 31, 2000, the Company paid the related party notes in full. The payments were primarily funded by a loan obtained by the Company from its long-time banking institution.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

     See Table of Contents to financial statements appearing on Page 15.

EXHIBITS:

     None

REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the last fiscal quarter of its fiscal year ended March 31, 2002.



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

                                           Date: July 12, 2002

     In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ R. Steven Love                        Date:  July 12, 2002
      R. Steven Love, Director

By:   /s/ Rudolf Zitzmann                       Date:  July 12, 2002
      Rudolf Zitzmann, Director

By:   /s/ Edward Dallin Bagley                  Date:  July 12, 2002
      Edward Dallin Bagley, Director

By:   /s/ Larry R. Hendricks                    Date:  July 12, 2002
      Larry R. Hendricks, Director

                              TUNEX INTERNATIONAL, INC.

                                FINANCIAL STATEMENTS

               WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                            TUNEX INTERNATIONAL, INC.



                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                            1

Balance Sheets                                                                2

Statements of Income                                                          3

Statements of Stockholders' Equity                                            4

Statements of Cash Flows                                                      5

Notes to the Financial Statements                                             7

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors
Tunex International, Inc.


We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 2002 and 2001 and the related statements of income, stockholders' equity and cash flows for each of the three years ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


Sorensen, Vance & Company, P.C.


Salt Lake City, Utah
June 21, 2002

                            TUNEX INTERNATIONAL, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2002 and 2001

                                                                 2002         2001
ASSETS                                                        ----------  ----------
Current assets:
   Cash and cash equivalents                                  $   42,389  $   31,545
   Receivables                                                   117,722     152,755
   Inventories                                                    49,950      50,957
   Deferred tax asset                                             26,150      10,000
   Other current assets                                            7,411      11,951
                                                              ----------  ----------
      Total current assets                                       243,622     257,208
                                                              ----------  ----------

Property and equipment, at cost, less accumulated
   depreciation and amortization of $386,225 and
   $354,221 for 2002 and 2001, respectively                      202,621     231,450
                                                              ----------  ----------

Other assets:
   Receivables, long-term                                        208,273     143,813
   Goodwill, net of accumulated amortization of $35,407
     and $26,024 for 2002 and 2001, respectively                 105,341     114,724
   Other intangible assets, net of accumulated amortization
     of $8,349 and $4,455 for 2002 and 2001, respectively         19,286      17,180
   Deferred tax asset, net of valuation allowance of
     $440,499 and $379,338 for 2002 and 2001, respectively       131,011     148,262
Deposits                                                           3,822       6,822
                                                              ----------  ----------
         Total other assets                                      467,733     430,801
                                                              ----------  ----------
         Total Assets                                         $  913,976  $  919,459
                                                              ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $   57,861  $   52,951
   Accrued payroll and related liabilities                        35,161      43,257
   Accrued expenses                                                3,323       2,398
   Unearned franchise fees                                        25,000      34,000
   Current portion of long-term debt                              33,929      30,272
   Obligations under capital leases - current portion              8,597       3,734
                                                              ----------  ----------
      Total current liabilities                                  163,871     166,612

Contingency for subleases (Note 8)                                    --          --
Long-term debt, net of current portion                            87,700      99,195
Obligations under capital leases, net of current portion          12,658       9,467
                                                              ----------  ----------
      Total liabilities                                          264,229     275,274
                                                              ----------  ----------
Stockholders' equity:
    Preferred stock, Class B, par value $1.00 per share;
     1,000,000 shares authorized; 471,407 and 485,002 shares
     issued and outstanding for 2002 and 2001, respectively      471,407     485,002
   Common stock, par value $.001 per share; 50,000,000
     shares authorized; 1,861,453 and 1,854,655 shares
     issued and outstanding for 2002 and 2001, respectively        1,862       1,855
   Additional paid-in capital                                  4,073,882   4,060,294
   Accumulated (deficit)                                      (3,897,404) (3,902,966)
                                                              ----------  ----------
Total stockholders' equity                                       649,747     644,185
                                                              ----------  ----------
Total Liabilities and Stockholders' Equity                    $  913,976  $  919,459
                                                              ==========  ==========

                            TUNEX INTERNATIONAL, INC.
                              STATEMENTS OF INCOME
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                    2002         2001        2000
                                                 ----------- ----------- -----------
Sales and other revenues:
   Service and parts                             $   939,437 $   801,062 $   754,467
   Royalty income                                    336,782     314,243     315,863
   Franchise sales and licensing income               83,670      31,250        (853)
                                                 ----------- ----------- -----------
      Total revenue                                1,359,889   1,146,555   1,069,477

Cost of service and parts                            452,061     387,284     337,406
                                                 -----------  ---------- -----------
      Gross profit                                   907,828     759,271     732,071

Selling, general and administrative expenses         883,516     792,822     768,568
                                                 ----------- ----------- -----------
      Operating income (loss)                         24,312     (33,551)    (36,497)
                                                 ----------- ----------- -----------
Other income (expense):
   Rental expense related to franchise subleases    (391,218)   (337,679)   (330,648)
   Sublease rental income                            384,908     331,354     321,064
   Interest income                                     5,756       9,118      15,754
   Interest (expense)                                (16,929)    (17,760)    (13,373)
   Loss on disposition of equipment                      (66)     (6,700)         --
                                                 ----------- ----------- -----------
      Total other (expense)                          (17,549)    (21,667)     (7,203)
                                                 ----------- ----------- -----------
      Income (loss) before income taxes                6,763     (55,218)    (43,700)

Income tax benefit (provision)                        (1,201)     11,395          41
                                                 -----------  ---------- -----------
      Net income (loss)                          $     5,562  $  (43,823) $  (43,659)
                                                 ===========  ========== ===========

Earnings (loss) per share:

Basic:
      Net income (loss)                          $        --  $     (.02)$      (.03)
                                                 ===========  ========== ===========
      Basic shares outstanding                     1,858,054   1,851,590   1,548,525
                                                 ===========  ========== ===========
Diluted:
      Net income (loss)                          $        --  $     (.02)$      (.02)
                                                 ===========  ========== ===========
      Diluted shares outstanding                   2,097,156   2,097,156   2,097,156
                                                 ===========  ========== ===========

      The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                  Class A            Class B
                              Preferred Stock    Preferred Stock     Common Stock
                             ------------------ ----------------- ----------------- Additional
                               Stockholders'                                         Paid-in   Accumulated   Total
                              Shares   Amount   Shares   Amount    Shares   Amount   Capital     Deficit     Equity
                             -------- --------- ------- --------- --------- ------- ---------- ------------ --------
Balances, April 1, 1999       600,000 $ 300,000 497,262 $ 497,262 1,248,525 $ 1,249 $3,748,640 $(3,815,484) $731,667

Class A, preferred shares
  converted to common shares (600,000) (300,000)     --        --   600,000     600    299,400          --        --

Net (loss) for the year
  ended March 31, 2000,
   (restated)                      --        --      --        --        --      --         --     (43,659)  (43,659)
                             -------- --------- ------- --------- --------- ------- ---------- ------------ --------

Balances, March 31, 2000           --        -- 497,262   497,262 1,848,525   1,849  4,048,040  (3,859,143)  688,008
                             -------- --------- ------- --------- --------- ------- ---------- ------------ --------

Class B, preferred shares
  converted to common shares       --        -- (12,260)  (12,260)    6,130       6     12,254          --        --

Net (loss) for the year
  ended March 31, 2001,
   (restated)                      --        --      --        --        --      --         --     (43,823)  (43,823)
                             -------- --------- ------- --------- --------- ------- ---------- ------------ --------

Balances, March 31, 2001           --        -- 485,002   485,002 1,854,655   1,855  4,060,294  (3,902,966)  644,185
                             -------- --------- ------- --------- --------- ------- ---------- ------------ --------

Class B, preferred shares
  converted to common shares       --        -- (13,595)  (13,595)    6,798       7     13,588          --        --

Net income for the year
  ended March 31, 2002             --        --      --        --        --      --         --       5,562     5,562
                             -------- --------- ------- --------- --------- ------- ---------- ------------ --------

Balances, March 31, 2002           -- $      -- 471,407  $471,407 1,861,453 $ 1,862 $4,073,882 $(3,897,404) $649,747
                             ======== ========= ======= ========= ========= ======= ========== ============ ========


    The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                       2002        2001       2000
                                                    ----------  ---------- ----------
Cash Flows From Operating Activities:
   Net income (loss)                                $  5,562    $(43,823)  $ (43,659)

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      55,981      49,784      41,321
   Loss on disposition of equipment                       66       6,700          --
   Inventory write-off due to use and obsolescence        --       3,125          --
   Reduction of note payable and related consulting
     fees                                                 --      (1,501)         --
   Provision for bad debts                            32,956      26,099      31,430
   Change in deferred income tax asset                 1,100     (11,485)        877
   (Increase) in receivables                         (84,330)    (68,700)    (22,126)
   (Increase) decrease in inventories                  1,007      (7,052)     (5,585)
   (Increase) decrease in other current assets         4,540      (5,571)        (28)
   Decrease in deposits                                3,000          --       2,021
   Increase in accounts payable                       27,129      26,140       5,543
   Increase (decrease) in accrued payroll and related
     liabilities                                      (8,096)      6,501      (1,906)
   Increase (decrease) in accrued expenses               925         576      (9,182)
   Increase (decrease) unearned franchise fees        (9,000)     23,000      11,000
                                                   ----------  ---------   ---------

   Net cash provided by operating activities          30,840       3,793       9,706
                                                   ---------   ---------   ---------
Cash Flows From Investing Activities:
   Issuance of notes receivable                           --      (7,712)         --
   Collection of notes receivable                     33,736      31,595      30,795
   Purchase of equipment                             (18,155)    (63,455)    (25,057)
   Payments for intangible assets                     (6,000)     (3,799)     (5,270)
   Payments for trademarks                                --      (1,000)         --
                                                   ---------   ---------   ---------
   Net cash provided by (used in) investing
     activities                                        9,581  (44,371)        468
                                                   ---------   ---------   ---------
Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt               --      34,200     112,000
   Principal payments on long-term debt              (25,843)    (26,726)     (4,958)
   Principal payments on notes payable -
     related party                                        --          --    (120,670)
   Principal payments on capital lease obligations    (3,734)     (1,556)     (5,739)
   Payment of loan fees                                   --      (5,000)         --
   Court authorized payments on prepetition debt          --          --     (30,712)
                                                   ---------   ---------   ---------
   Net cash provided by (used in) financing
     activities                                      (29,577)        918     (50,079)
                                                   ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents  10,844     (39,660)    (39,905)

Cash and cash equivalents, beginning of year          31,545      71,205     111,110
                                                  ----------   ---------   ---------

Cash and cash equivalents, end of year            $   42,389  $   31,545   $  71,205
                                                  ==========  ==========   =========

    The accompanying notes are an integral part of the financial statements.

                             Continued - next page

                            TUNEX INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                               2002         2001        2000
                                                            ----------   ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Schedule of Noncash Investing and Financing Transactions:
      Equipment acquired under capital lease obligations
        or promissory notes (excluding amounts related
        to franchise sales below).                          $      --   $  13,482    $ 14,980

      Deferred loan fees                                           --         342       1,130

      Deposits reclassified to intangible asset                    --       5,270          --

      Inventory reclassified to idle equipment                     --       4,000          --

      Inventory reclassified to equipment                          --       1,425          --

      Idle equipment reclassified to equipment                     --       6,050          --

      Conversion of trade and royalty receivables to
        notes receivable                                       12,436       7,387      18,302

      Increase in notes receivable with corresponding
        increase in allowance                                      --       8,281          --

      Elimination of long-term debt for vehicle related to
         assumption of asset and liability by shareholder       4,214          --          --

      Conversion of accounts payable to note payable           22,219          --          --

      Conversion of preferred stock to common stock
       and additional paid in capital                          13,595      12,260     300,000

      Franchise sales consisted of the following noncash
      components:
      -  Assignment of capital lease associated
           with the sold franchise.                            13,485          --          --
      -  Issuance of promissory note receivable                35,000          --          --

   Cash Paid During the Year For:

      Interest                                              $  16,929  $   17,760  $   13,373
                                                            =========  ==========  ==========

      Income taxes                                          $       0  $       90  $   11,740
                                                            =========  ==========  ==========

        The accompanying notes are an integral part of financial statements.

                            TUNEX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2002, 2001 AND 2000


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

          Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 2002, the Company was operating one automobile service center in Colorado and one in Utah, and had franchise operations in Arizona, Colorado, Idaho, Nevada, Ohio, Puerto Rico and Utah. During the year ended March 31, 2002, there were 28 centers in operation; three centers commenced operations; two centers were sold; and one center was repossessed and resold.

    B.    Significant Accounting Policies

          The following significant accounting policies are used by the Company in preparing and presenting its financial statements:

          Receivables

          Receivables include all amounts due, mainly from franchised service centers, for trade goods and royalties. Receivables for sublease rentals are due from the respective franchises under the same terms as the corresponding lease between the Company and the various lessors. Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected based upon a periodic review of the accounts. Generally, receivables with balances greater than 90 days are classified as long-term (see note 2).

          Notes receivable are stated at unpaid principal balances, less an allowance for loan losses. Interest on loans is generally recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding. Loans are placed on nonaccrual when management believes, after considering economic conditions, business conditions, and collection efforts, that the loans are impaired or collection of interest is doubtful. Uncollected interest previously accrued is charged off. Interest income on nonaccrual loans is recognized only to the extent cash payments are received.

          Franchise fee receivables are recorded upon sale of the franchise. A portion of the fee is non-refundable and is recognized as revenue in the period sold. The remaining receivable balance is deferred as unearned franchise fees and are recognized as revenue when all significant commitments and obligations of the Company have been performed. (See Revenue Recognition for Franchises.)

          Inventories

          Inventories consist of automotive repair parts used by the automobile service centers and supplies which are sold to the Company's franchises. They are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

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

          Goodwill

          Goodwill, which represents the excess of costs over fair value of assets acquired, is being amortized on a straight-line basis over 15 years. Amortization expense was $9,383 for each of the years ended March 31, 2002, 2001 and 2000, respectively.

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No 142). SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company will adopt SFAS No. 142 during the fiscal year ended March 31, 2003. Management believes the adoption of SFAS No. 142 will not have a material impact on the Company's financial position or results of operations.

          Revenue Recognition for Franchises

          When new service center franchises are sold, a portion of the initial franchise fee and related costs are deferred until all significant commitments and obligations of the Company have been performed. Commitments and obligations of the Company in connection with the sale of franchised service centers generally consist of assisting in location selection; providing construction plans and typical site layouts; providing information regarding possible sources of financing; assisting with business plans; providing an initial training program for managers and technicians; and providing operations manuals. Additionally, initial franchise fees are deferred when they are collectible over an extended period of time and are recognized by the installment accounting method.

          Income Taxes

          The Company utilizes the asset and liability method to account for income taxes. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between net income for financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized. Income tax expense is provided based upon the financial statement earnings of the Company. In this regard, the Company has established a deferred tax asset, subject to a valuation allowance, for the anticipated benefit of certain tax loss carryforwards allowable for Federal income tax purposes (see note 4).

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

          Reclassification

          Certain 2001 amounts have been reclassified to conform with the 2002 classifications. Such reclassifications had no effect on reported net income.


2.   RECEIVABLES

     Receivables currently due are comprised of the following at March 31, 2002 and 2001:

                                                             2002       2001
                                                         ----------  ----------
        Trade accounts receivable                        $   21,758  $   19,958
        Accounts receivable for royalties                    47,030      39,962
        Sublease rent receivable - operating                     --      21,672
        Sublease rent receivable - capital                    4,086          --
        Current portion of notes receivable
          with annual interest rates
          ranging from 0 - 10%                               35,822      44,241
        Refundable state income taxes                           983         983
                                                         ----------  ----------
                                                            123,678     154,816
        Allowance for doubtful accounts                      (5,956)     (2,061)
                                                         ----------  ----------

           Net current receivables                       $  117,722  $  152,755
                                                         ==========  ==========


    Long-term receivables are amounts due or expected to be received in excess of one year and consist of the following:
                                                             2002       2001
                                                         ----------  ----------
        Notes receivable                                 $  187,170  $  172,763
        Accounts receivable for royalties                    32,762      23,751
        Sublease rent receivable - operating                 32,508          --
        Sublease rent receivable - capital                    7,702          --
        Trade accounts receivable                                --       3,062
                                                         ----------  ----------

                                                            260,142     199,576
        Allowance for doubtful accounts                     (51,869)    (55,763)
                                                         ----------  ----------

           Net long-term receivables                     $  208,273  $  143,813
                                                         ==========  ==========

     Included in long-term receivables are royalties of $7,153 and sublease rent receivable of $32,508 for past due rent associated with a franchise which defaulted under its franchise license agreement in April 2001. The Company is seeking recovery of these receivables and commenced litigation during the year ended March 31, 2002 against the prior owners of the franchise. The Company resold the franchise in December 2001 (see note 7).

3.   PROPERTY AND EQUIPMENT

     The major classifications of property and equipment (including capitalized leases - note 9), at cost, are summarized as follows: 2002 2001


        Equipment                                        $  394,268  $  376,113
        Leasehold improvements                              109,295     109,295
        Office furniture and equipment                       57,868      57,868
        Signs                                                27,415      27,415
        Vehicle                                                  --      14,980
                                                         ----------  ----------

           Total property and equipment                     588,846     585,671

        Less:  accumulated depreciation and amortization   (386,225)   (354,221)
                                                         ----------  ----------

           Property and equipment - net                  $  202,621  $  231,450
                                                         ==========  ==========

     Depreciation expense was $42,703, $38,343 and $31,101 for the years ended March 31, 2002, 2001 and 2000, respectively. Amortization expense related to capitalized leases was $5,852, $4,504 and $3,156 for the years ended March 31, 2002, 2001 and 2000, respectively.


4.   INCOME TAXES

     As of March 31, 2002, the Company has a Federal net operating loss carryforward of approximately $2,001,500 which is available to offset future income taxes. The net operating loss expires in the years 2003 through 2022. A deferred tax asset of $157,161 and $158,262 has been reflected in the financial statements as of March 31, 2002 and 2001. The tax asset is being carried net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 29% for 2002 and 26% for 2001. There are operating loss carryforwards available for state income tax purposes of approximately $30,000. These losses expire in 2006.

     The temporary timing differences are created by the difference in tax treatment of allowance for doubtful accounts and vacation accrual.

     The components of the Company's deferred tax assets at March 31, are as follows:
                                                            2002        2001
                                                         ----------  ----------
        Net operating loss carryforwards                 $  580,439  $  521,130
        Temporary timing differences                         17,221      16,470
                                                         ----------  ----------

           Total deferred tax assets                        597,660     537,600

        Less:  valuation allowance                         (440,499)   (379,338)
                                                         ----------  ----------

           Net deferred tax assets                       $  157,161  $  158,262
                                                         ==========  ==========


     Tax (benefit) expense reflected in the financial statements is comprised of the following:

                                                     2002        2001        2000
                                                  ----------  ----------  ----------
        Computed tax (benefit) expense, using
          applicable federal rates                $    1,014  $   (3,884) $   (3,569)
        Increase (decrease) in income taxes
         resulting from:
           Temporary timing differences                 (595)      3,884       3,569
                                                  ----------  ----------  ----------
        Total federal tax                                419          --          --
        Tax (benefit) of net operating loss             (419)         --          --
                                                  ----------  ----------  ----------
        Current federal tax                               --          --          --
        State tax expense (refund)                       100          90        (918)





        (Increase) decrease in net deferred tax
          assets                                       1,101     (11,485)        877
                                                  ----------  ----------  ----------

        Income tax (benefit) provision            $    1,201  $  (11,395) $      (41)
                                                  ==========  ==========  ==========

5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            2002        2001
                                                         ----------  ----------
    Promissory note due to a bank in monthly
    installments of $2,490, including interest
    at 11.36%, through March 2005. The note is
    collateralized by equipment and general
    intangible assets.                                   $   75,198  $   95,132

    Promissory note due to a bank in monthly
    installments of $772, including interest
    at 12.04%, through May 2005.  The note is
    collateralized by equipment.                             24,212      30,121

    Loan agreement due in monthly installments of
    $512, including interest at 5%, through
    April 2006.                                              22,219          --




                                                            2002        2001
                                                         ----------  ----------
    Promissory note due in monthly installments of
    $546, including interest at 9.95%, through
    November 2001.  The note is collateralized by
    a vehicle.                                                   --       4,214
                                                         ----------  ----------

        Total long-term debt                                121,629      129,467

        Less:  current maturities                           (33,929)    (30,272)
                                                         ----------   ---------

        Long-term debt, net of current portion           $   87,700   $  99,195
                                                         ==========   =========

    Annual maturities of long-term debt are as follows:

                    Years Ending March 31,
                    ----------------------
                         2003                      $  33,929
                         2004                         38,158
                         2005                         41,723
                         2006                          7,309
                         2007                            510
                                                   ---------

                         Total                     $ 121,629
                                                   =========

6.   LINE OF CREDIT

     The Company has a $50,260 line of credit with a financial institution. The line is secured with equipment, bears interest at a base rate plus 3% and is due on demand. No balance was owing on the line of credit at March 31, 2002 and 2001.

7.   SALE OF FRANCHISES

     a. In May 1998, the Company sold one of its Colorado franchises for $160,000. The Company received $25,000 in cash and a note for $135,000 as payment. The note bears interest at 10% and matures in April 2008. The note is collateralized by the franchise. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located. During the year ended March 31, 2000, the buyer ceased making the required monthly payments on the note. Accordingly, an allowance of $26,719 was recorded to reflect the estimated net realizable value in the event the franchise had to be resold. In August 2000, the note was revised and included a principal increase of $8,281. After the revision, the note payments again became delinquent; therefore, the Company increased the allowance provision to $35,000. Several payments were made during the year ended March 31, 2002; however, the note is still in delinquent status.

     b. In April 2001, one of the Company's franchises defaulted under its franchise license agreement. Since the default was not cured within 30 days, the Company assumed temporary control of the franchise with the intent to resale. In June 2001, the Company obtained a verbal agreement with a bank to settle remaining equipment liabilities for $13,500. In December 2001, the Company sold the franchise for $75,000. The Company received $40,000 in cash and a note for $35,000 as payment. The note bears interest at 9% and matures in June 2007. The note is collateralized by the franchise. As part of the sale, the buyer entered into a sublease agreement for the building in which the franchise is located and a capital sublease agreement for certain equipment.

8.  LEASE ARRANGEMENTS

    a.    Operating Leases for Automobile Service Centers

          The Company leases space under long-term operating leases which expire in various years through 2005. Two agreements provide for two five-year renewal options. Generally, the Company is required to pay related costs such as property taxes, maintenance and insurance. Rental expense for operating leases amounted to $73,083, $68,779 and $65,150 for the years ended March 31, 2002, 2001 and 2000.

          Approximate future minimum rental payments on these leases are as follows:

        Years Ending March 31,

             2003                                     $  54,300
             2004                                        32,198
             2005                                        32,993
             2006                                        11,130
                                                      ---------

             Total lease payments                     $ 130,621
                                                      =========

    b.   Operating Leases for Franchise Operations

          The Company is obligated for future minimum lease payments on building space leases for which they have corresponding sublease agreements with franchisees. The Company is contingently liable in the event that the sublessees do not fulfill their obligation. These leases are long-term operating leases which expire in various years through 2017. Five agreements provide for two five-year renewal options. Generally, the agreements require the payment of related costs such as property taxes, maintenance and insurance. Rental expense under these subleases for the year ended March 31, 2002, 2001 and 2000 was $391,218, $337,679 and $330,648, respectively. Rental income from these subleases, net of amounts not collectible due to franchise defaults, for the years ended March 31, 2002, 2001 and 2000, was $384,908, $331,354 and $321,064, respectively.

          Future lease payments and corresponding sublease income are as follows:

          Years Ending March 31,

             2003                                   $   407,682
             2004                                       420,272
             2005                                       431,446
             2006                                       415,886
             2007                                       316,127
             Thereafter                               2,127,530
                                                    -----------

             Total lease payments/sublease income   $ 4,118,943
                                                    ===========

          The Company also acts as a guarantor on two franchise leases. Estimated future minimum payments in the event of default are:

          Years Ending March 31,

             2003                                   $   112,560
             2004                                       122,272
             2005                                       122,272
             2006                                       122,272
             2007                                       127,066
             Thereafter                               1,011,645
                                                    -----------

             Total payments, guarantor              $ 1,618,087
                                                    ===========

    b.    Capital Leases

          The Company acquired equipment with an original cost of $42,397 and accumulated amortization of $24,454 and $18,602 as of March 31, 2002 and 2001, respectively, under the terms of several capital lease arrangements. The remaining lease has monthly payments of $495, including interest at 19.1%, through February 2004.

          In December 2001, the Company entered into a capital lease agreement for equipment with a cost of $13,485. The Company simultaneously subleased the equipment to a franchisee and recorded the sublease as a direct financing lease. The lease calls for monthly payments of $453, including interest at 13.5%, through October 2004. A corresponding sublease receivable has been recorded in the financial statements.


          The following is a schedule of future minimum lease payments for both leases:

          Years Ending March 31,                                  2002        2001
          ----------------------                                --------    --------

             2002                                               $     --    $  5,934
             2003                                                 11,364       5,934
             2004                                                 10,870       5,440
             2005                                                  3,167          --
                                                                --------    --------

             Total minimum lease payments                         25,401      17,308

        Less: amount representing interest                        (4,146)     (4,107)
                                                                --------    --------

             Present value of net minimum lease payments          21,255      13,201

        Less: current portion                                     (8,597)     (3,734)
                                                                --------    --------

             Capital lease obligations, net of current portion  $ 12,658    $  9,467
                                                                ========    ========

          The following is a schedule of future minimum lease payments to be received under the sublease agreement:

        Years Ending March 31,                                    2002        2001
        ----------------------                                  --------    --------

             2003                                              $   5,430    $     --
             2004                                                  5,430          --
             2005                                                  3,167          --
                                                                --------    --------

             Total minimum sublease payments to be received       14,027          --

        Less: amount representing interest                        (2,239)         --
                                                                --------    --------

             Present value of net minimum sublease payments       11,788          --

        Less: current portion                                     (4,086)         --
                                                                --------    --------

             Sublease receivable, net of current portion        $  7,702    $     --
                                                                ========    ========

9.   PREFERRED STOCK

     a. The 600,000 Preferred A shares were converted to common shares during the year ended March 31, 2000 on a basis of one share of preferred for one share of common.

     b. Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over ordinary debt. They are nonassessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 2002. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. During the year ended March 31, 2002, 13,595 shares of preferred stock were converted to 6,798 shares of common. During the year ended March 31, 2001, 12,260 shares of preferred stock were converted to 6,130 shares of common.


10.  STOCK OPTIONS

     During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price is $.50 per share and the options are exercisable through July 31, 2002. No options were exercised during the years ended March 31, 2002, 2001 and 2000.


11.  EARNINGS PER SHARE

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

     The numerator in calculating both basic and diluted EPS for each year is reported income before extraordinary item, extraordinary item, and net income, respectively. The denominator is based on the following weighted-average number of common shares:

                               Year Ended         Year Ended        Year Ended
                             March 31, 2002     March 31, 2001    March 31, 2000
                             --------------     --------------    --------------


        Basic                  1,858,054          1,851,590         1,548,525
        Diluted                2,097,156          2,097,156         2,097,156

     The difference between basic and diluted weighted-average common shares results from the assumption that Class B preferred stock would be converted into common stock.

     The 95,000 exercisable stock options at March 31, 2002, 2001 and 2000 were excluded from the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares, and therefore, the effect would be antidilutive.


12.  RELATED PARTY TRANSACTIONS

     a. Members of the Company's board of directors were paid to attend board meetings. Total annual fees to board members was $3,000 for the years ended March 31, 2000 and 2001 and $3,750 for the year ended March 31, 2002.

     b. During the year ended March 31, 2001, the Company paid a board member approximately $11,000 for consulting fees.

13.  RETIREMENT PLAN

     The Company has a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $11,000 for 2002 and $10,500 for 2001 and 2000. The Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee's compensation. The Company may also make a discretionary contribution to the plan. The Company's contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $8,797, $4,502, and $2,575 to the plan for the years ended March 31, 2002, 2001 and 2000, respectively.


14.  ADVERTISING

     Advertising  costs,   included  in  selling,   general  and  administrative
     expenses, are expensed when incurred and amounted to $54,255, $39,243 and $43,797 for the years ended March 31, 2002, 2001 and 2000, respectively.

15.  CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's sales are to customers residing in the Rocky Mountain area. Sales could be impacted by the general economic conditions of this area.

     As disclosed in note 8, the Company acts as sublessor or guarantor on certain operating leases and is contingently liable in the event that the sublessees do not make the required payments. The Company has several options for recourse from the sublessees in the event that the sublessee defaults on its lease obligations.

     The Company maintains several bank accounts at two financial institutions. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash balances were within insured limits as of March 31, 2002 and 2001.

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

17.  PRIOR YEARS ADJUSTMENTS

     During the years ended March 31, 2002, 2001 and 2000, changes were made to the Company's financial statements to properly account for franchise licensing income and for rental income and expense related to sublease agreements.

     a.   Franchise Licensing Income

          Franchise licensing income was previously recognized upon sale of the franchise. However, additional information indicated that the criteria for substantial completion was not properly met for several of the franchises as of the respective fiscal year end. The financial statements have been restated to properly account for the recognition of franchise licensing income in the period of substantial completion.

     b.   Sublease Rental Agreements

          The financial statements have been restated to present total rent expense and related sublease income for various operating leases which the Company subleases to its franchises. Since the payment terms of the subleases are synonymous with the original lease terms between the Company and the various lessors, the adjustment has no effect on prior net income. However, as part of the default of two franchisees in the year ended March 31, 2002, the Company became aware that these two franchisees were delinquent in their rental payments. The financial statements have been restated to reflect the related delinquent rent liabilities and the corresponding reduction in sublease rental income.

                                                            2001        2000
                                                         ----------  ----------
    The restatement of income is as follows:

    Net (loss) per previous report                       $ (22,573)  $ (29,170)

         Reduction in franchise licensing income           (23,000)    (11,000)
         Increase in rental expense related to
           franchise subleases                            (337,679)   (330,648)
         Increase in sublease rental
           income, excluding uncollectible
           amounts due to default                          331,354     321,064
         Reduction in income taxes                           8,075       6,095
                                                         ----------  ----------

    Net (loss), as restated                              $ (43,823)  $ (43,659)
                                                         ==========  ==========

    Restatement of the balance sheet resulted in the following changes:
                                                                        2001
                                                                      --------

        Increase in receivables - current                             $ 22,655
                                                                      ========
        Increase in deferred tax asset                                $ 13,186
                                                                      ========
        Increase in accounts payable                                  $ 37,580
                                                                      ========
        Increase in unearned franchise licensing fees                 $ 34,000
                                                                      ========
        Increase in accumulated (deficit)                             $(35,739)
                                                                      ========