Form 10QSB
period 2002-06-30
TUNEX INTERNATIONAL INC /UT/
filed 2002-08-12
CIK 806129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB





     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 31, 2002, or



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

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     As of June 31, 2002, the Issuer had outstanding 1,861,453 shares of common stock.

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS


     Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 2002, and the related statements of operations and changes in cash flow for the three month period ended June 30, 2002. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                            TUNEX INTERNATIONAL, INC
                                 BALANCE SHEETS


                                                30-Mar 2002         30,June 2001
                                                                       Unaudited
CURRENT ASSETS:

     Cash                                            42,389               65,633

     Receivables - current portion                  117,722              136,664

     Inventories                                     49,950               50,620

     Prepaid expenses                                 7,411                8,848

     Deferred income tax assets                      26,150               26,150
                                                     ------               ------


               Total Current Assets                 243,622              287,915
                                                    -------              -------


PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation                202,621              192,718


OTHER ASSETS

     Receivables, less current                      208,273              204,858
     Goodwill                                       105,341              102,921
     Trademarks                                       1,649                1,626
     Other intangible assets,
     Net of accum.amort.                             11,748               11,748
     Deposits                                         3,822                3,822
     Deferred Loan Fees                               5,889                5,889
     Deferred income tax assets                     131,011              131,011
                                                    -------              -------

               Total Other Assets                   467,733              461,875
                                                    -------              -------

TOTAL ASSETS                                        913,976              942,508
                                                    =======              =======

                            TUNEX INTERNATIONAL, INC.

                                 BALANCE SHEETS
                                                     31-Mar.2002    30-June 2002
                                                                     (Unaudited)
CURRENT LIABILITIES:

     Accounts payable                                     57,861         54,801
     Accrued liabilities                                  35,161         39,841
     Income Taxes Payable                                                15,000
     Unearned Franchise Fees                              25,000         14,000
     Accrued expenses                                      3,323          4,389
     Current Portion of Long-Term Debt                    33,929         21,379
     Obligations under capital
          leases-current portion                           8,597          8,597
                                                           -----          -----
 Total Current Liabilities                               163,871        158,007

 Long Term Debt, Net of Current Portion                   87,700         92,507
 Obligation under capital leases-
 Net of current portion                                   12,658         11,609
                                                         -------         ------
TOTAL LIABILITIES                                        264,229        262,123
                                                         -------        -------


STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,861,453 shares issued & outstanding                1,862           1,862


Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
      471,407 shares issued & outstanding               471,407         471,407

     Additional paid-in capital                       4,073,882       4,073,882
     Accumulated Deficit                             (3,897,404)     (3,866,766)
                                                      ---------       ---------
     Total Stockholders' Equity                         649,747         680,385
                                                        -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                             913,976         942,508
                                                        =======         =======

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months ended
                                              31-Jun 2002      30-June 2001

SALES AND OTHER REVENUE:

  Service and parts sales                        241,662           229,593

  Franchise Royalties                            105,121            89,008

  Franchise Sale (Net of Costs)                   11,000            19,000

  Other Revenue

               Total Revenues                    357,783           337,601
                                                 -------           -------

COSTS AND EXPENSES:

  Cost of service and parts                      156,321           150,456

  General and Administrative                     138,433           136,241

  Depreciation/Amortization                       14,100            14,100

  Interest expense                                 3,292             4,286
                                                   -----             -----

       Total Costs and Expenses                  312,146           305,083
                                                 -------           -------

INCOME BEFORE INCOME TAXES                        45,637            32,518
                                                  ------            ------

  Income Tax Expense (Benefit)                    15,000            10,000



NET INCOME                                        30,637            22,518
                                                  ======            ======

NET INCOME PER COMMON SHARE OR
COMMON SHARE EQUIVALENT                            $.016             $.012

                                 TUNEX INTERNATIONAL, INC.
                        STATEMENT OF CHANGES IN CASH FLOW
                                   (Unaudited)


                                             For the Three Months Ended June 30,
                                                           2002          2001


CASH FLOW FROM OPERATIONS:

  Income                                                  45,637         22,518
  Items not requiring cash:
  Depreciation                                            14,100         14,100
                                                          ------         ------
                                                          59,737         36,618
  Decrease (increase) in receivables                     (18,942)       (38,245)

  Decrease (increase) in inventories                        (607)        (1,109)
  (Decrease) increase in accounts payable                 (3,060)         8,728
  Decrease (increase) in prepaid expenses,
  PP&E, goodwill.                                        (27,772)         1,542
 Capital expenditures in cash
   Decrease in deferred tax benefits                      15,000          8,000
                                                          ------          -----
  Net cash provided(used)in operation                     24,293         15,534
                                                          ------         ------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                     (1,049)          (868)
     obligations
       Net cash provided (used) from financing
                                                            (868)          (620)
                                                             ---            ---
     Net cash provided during nine months                 23,244         14,666
     Cash on hand - beginning                             42,389         31,545
                                                          ------         ------
     Cash on hand - ending                                65,633         46,211
                                                          ======         ======

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION



Material changes in financial condition.

At June 30, 2002, the Company's financial condition improved from the fourth quarter of the fiscal year ended March 31, 2002. Good profitability improved the cash position of the Company by nearly 55% as well as improving working capital from $79,751 on March 31, 2002 to $129,908 on June 30, 2002. The increased profitability improved the stockholder's equity from $649,747 March 31, 2002 to $680,385 on June 30, 2002.

Management believes that the working capital of the Company, and its ongoing $50,000 line of credit is adequate for the Company's current and ongoing operations and its continuing efforts to develop new service centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.

Results of operations.

During the three months ended June 30, 2002, the Company's total revenue increased from $337,601 for the same three-month period in 2001 to $357,783 in 2002. This increase is the result of a combination of increased sales of service and parts in its Company Centers and increased franchise royalties.

For the three-month period ended June 30, 2002, the Company shows income from operations, before income tax of $45,637 compared to 32,518 for the same period in 2001. This increase is mostly the result of increased revenues from both the sale of service and parts in its Company Centers and increased franchise royalties.

After giving effect to income tax expenses, the net income increased for the three-month period ended June 30, 2002 to $30,637 from $22,518 for the same the period in 2001. Consequently, the Company had a net income per share, on a fully diluted basis, of .016 for the three-month period ended June 30, 2002 as compared to .012 for the same period in 2001.

During the three-month period ended June 30, 2002, the Company operated two service centers, which it owns. One new center was opened for business during that period. At the end of the period there were twenty-nine Tunex centers in operation, four more than were in operation in the same period in 2001. There are two franchise licenses that have been sold for new service centers which are scheduled to open in the spring of 2003. The Company continues to identify new locations for either Company development for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the Company. The Company is also actively promoting and offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and it continues to offer master franchises for areas, cities, or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.


Recent developments

In addition to the two franchises that are being developed to open in the spring of 2003. A Tunex director is developing a franchise in the northern Utah city of Logan. The Mesa Arizona franchisee is about to sign a master franchise for the Phoenix Area and is beginning development of his second Tunex Center in the Chandler/Gilbert suburb of Phoenix.



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS:   Included  as  Exhibit  99.1  is  the  certificate  required  by  the
Sarbanes-Oxley Act of 2002.

Form  8-K:  None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TUNEX INTERNATIONAL, INC.



Date:   August 06, 2002             By:  /s/ R. Steven Love
                                          R. Steven Love, Director
                                         (Principal Executive)