Form 10QSB
period 2002-09-30
TUNEX INTERNATIONAL INC /UT/
filed 2002-11-19
CIK 806129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002, or

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

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that he Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of September 30, 2002, the Issuer had outstanding 1,861,706 shares of common stock.

                        PART I. FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS


     Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of September 30, 2002, and the related statements of operations and cash flows for the six-month period ended September 30, 2002. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                           TUNEX INTERNATIONAL, INC

                                BALANCE SHEETS


                                                      31-Mar,           30-Sep,
                                                       2002              2002
                                                                     (Unaudited)
                                                   -----------       -----------
CURRENT ASSETS:

     Cash                                            $ 42,389          $ 92,909

     Receivables - current portion                    117,722           119,807

     Inventories                                       49,950            49,132

     Prepaid expenses                                   7,411             6,168

     Deferred income tax benefit                       26,150            26,150
                                                   -----------       -----------

               Total Current Assets                   243,622           294,166
                                                   -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation                  202,621           202,812


OTHER ASSETS

     Notes Receivable-long term                       208,273           197,457

     Goodwill                                         105,341           105,341

     Trademarks                                         1,649             1,603

     Other intangible assets, net of
      Accumulated amort.                               11,748            11,748

     Deposits                                           3,822             3,822

     Deferred Loans Fees                                5,889             5,889

     Deferred income tax benefits                     131,011           109,011
                                                   -----------       -----------
               Total Other Assets                     467,733           434,871
                                                   -----------       -----------
TOTAL ASSETS                                         $913,976          $931,849
                                                   ===========       ==========
                                       4

                          TUNEX INTERNATIONAL, INC.

                                BALANCE SHEETS

                                                      31-Mar,           30-Sep,
                                                       2002              2002
                                                                     (Unaudited)
                                                    -----------      -----------
CURRENT LIABILITIES:

     Accounts payable                               $   57,861       $  44,948
     Accrued liabilities                                35,161          35,907
     Income taxes payable                                3,323           2,827
     Accrued expenses                                    3,323           2,827
     Unearned Franchise Fees                            25,000          14,000
     Current Portion of Long-Term Dept                  33,929          36,200
     Obligations under capital leases-
     Current portion                                     8,597           9,044
                                                    -----------      -----------
               Total Current Liabilities               163,871         146,926

LONG TERM DEBT, Net of Current Portion                  87,700          69,295
Obligations under capital leases-net of current
portion                                                 12,658          10,061
                                                    -----------      -----------
TOTAL LIABILITIES                                      264,229         226,282
                                                    -----------      -----------


STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,861,453 and 1,861,706 shares issued
     & outstanding at March 31, 2002 and                 1,862           1,862
     September 30, 2002 respectively.

Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     471,407 and 470,901 shares issued &
     outstanding at March 31, 2002 and
     September 30, 2002, respectively                  471,407         470,901


     Additional paid-in capital                      4,073,882       4,074,388
     Accumulated Deficit                            (3,897,404)     (3,841,584)
                                                    -----------      -----------
     Total Stockholders Equity                         649,747         705,567
                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                         $  913,976       $  931,849
                                                    ===========      ===========

                          TUNEX INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three Months              Six Months
                                                    Ended                     Ended
                                                 September 30              September 30
                                            ----------------------    ---------------------
                                               2002         2001         2002        2001
                                            ----------   ---------    ---------   ---------
 SALES AND OTHER REVENUE:

   Service and parts sales                  $ 248,034    $ 284,711    $ 489,696   $ 514,304

   Franchise Royalties                        105,115       89,822      210,236     178,830

   Franchise Sales (Net of Costs)               2,500       42,000       13,500      61,000

   Sublease Rental Income                     101,920       96,227      203,841     192,454

   Other Revenue                               10,150          198       10,150         198
                                          --------------------------------------------------

      Total Revenue                           467,719      512,958      927,423     946,786
                                          --------------------------------------------------

COSTS AND EXPENSES:
   Cost of service and parts                   76,583      196,440      232,904     346,896

   General and Administrative                 242,412      158,978      378,426     295,219

   Rental Expense Related to
   Franchise Subleases                        101,920       96,227      203,841     192,454

   Depreciation / Amortization                  9,260       14,099       23,360      28,199

   Interest expense                             3,780        4,020        7,072       8,306
                                          --------------------------------------------------

      Total Costs and Expenses                433,955      469,764      845,603     871,074
                                          --------------------------------------------------

INCOME BEFORE INCOME TAXES                     33,764       43,194       81,820      75,712
                                          ==================================================

   Income Tax Expense                          11,000       14,000       26,000      24,000
                                          --------------------------------------------------

NET INCOME                                    $22,764      $29,194      $55,820    $ 51,712
                                          --------------------------------------------------

EARNINGS PER SHARE:
Basic:
   Net Income (Loss)                           $0.012       $0.016       $0.030      $0.028
   Basic Shares Outstanding                 1,861,580    1,854,969    1,861,580   1,854,969

Diluted:
   Net Income                                  $0.011       $0.014       $0.027   $0.025
   Diluted Shares Outstanding               2,097,156    2,097,156    2,097,156  2,097,156

                          TUNEX INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                            For the Six Months
                                                            Ended September 30,
                                                           ---------------------
                                                              2002       2001
                                                           ---------   ---------
CASH FLOW FROM OPERATIONS:

  Income                                                   $ 55,820    $ 51,712
  Items not requiring cash:
  Depreciation and Amortization                              23,360      28,199
                                                           ---------------------
                                                             79,180      79,911

  Decrease (increase) in receivables                         (2,085)    (50,444)
  Decrease (increase) in inventories                            818      (3,931)
  Decrease (increase) in prepaid expenses                     1,243       6,015
  Increase (decrease) in accounts payable                   (12,913)     10,634
  Increase (decrease) in accrued liabilities                    250       2,576
  Increase (decrease) in income taxes payable                 4,000       4,000
  Increase (decrease) in unearned franchise fees            (11,000)    (23,000)
  Decrease in deferred tax benefits                          22,000      20,000
                                                           ---------------------
        Net cash provided (used) in operations               81,493      45,761
                                                           ---------------------
CASH FLOW FROM INVESTING ACTIVITIES:

  Collection of notes receivable                             10,816      16,386
  Purchase of equipment                                     (23,505)    (12,207)
  (Increase) in trademarks                                                 (454)
  (Increase) in deposits                                                 (5,555)
                                                           ---------------------
   Net cash provided(used) in investing activities          (12,689)     (1,830)
                                                           ---------------------
CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long term debt                        (16,134     (12,499)
Principal payments on capital lease obligations              (2,150)     (1,779)
                                                           ---------------------
      Net cash provided(used)from financing                 (18,284)    (14,278)
      activities
      Net cash provided during six months                    50,520      29,653
      Cash on hand - beginning                               42,389      31,545
                                                           ---------------------
      Cash on hand - ending                                $ 92,909    $ 61,198
                                                           =====================

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Material Changes in Financial Condition

On March 31, 2002 the Company restated its financial statements for the immediate past three years. As a result, the three and six month comparisons between 2001 and 2002 reflect these changes.

At September 30, 2002 the Company's financial condition has substantially improved, primarily as a result of an increase of cash due to increased profitability causing the working capital to increase from $79,751 on March 31, 2001 to $147,240 on September 30, 2002.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop new service centers for conversion to franchised centers for these conversions and the granting of franchise licenses.

Results of Operations

During the six months period ended September 30, 2002, total revenue decreased from $946,786 in 2001 to 927,423 in 2002. The Company sold one of its service centers effective January 1, 2002 that it re-opened in July 2001. As a result the accompanying sales for that center are not reflected in this year's revenues.

During the three months period ended September 30, 2002 total revenue decreased from $512,958 in 2001 to $467,719 in 2002. This decrease is the result of a decrease in the sales of service and parts in company owned centers and a decrease in realized revenue from the sale and opening of new franchises. Two new franchises opened during the three month period ending September 30, 2001 as compared to none opening during the same period in 2002.

Net income for the three-month period ending September 30, 2002 was $33,764 as compared to $43,194 for the same three-month period in 2001. Again, this decrease is a result of the difference in the opening of two franchises in the period in 2001 and the lack thereof in the three-month period in 2002. Net income, as reflected after income taxes for the three-months ending September 30, 2002 was $22,764 as compared to $29,194 for the same three-month period in 2001. Consequently, the Company had $.011 income per share on a fully diluted basis for the three-months ended September 30, 2002 as compared to $.014 income per share for the same three-month period in 2001.

For the six-month period ending September 30, 2002, the Company shows the income before income tax of $81,820 compared to an income before income tax of $75,712 in 2001. This increase is due primarily to increased revenues from royalties as a result of both the opening of new centers over the past several months as well as a 2.5% increase in royalties from existing franchisees. Even though franchise fee income was realized from two centers opening during the six-month period in 2001 and only one opened during the same period in 2002, the additional royalties received more than compensated for lack of revenue from opening one less center during the six-month period in 2002. The income for the six-month period ending September 30, 2002 as reflected after income tax is $55,820 as compared to $51,712 for the same period in 2001.

Consequently, the Company had $.027 income per share on a fully diluted basis for the six months ending September 30, 2002, as compared to $.025 income per share for the same six month period in 2001.

During the six-month period ended September 30, 2002, the Company operated two service centers which it owns, and is supporting the operations of twenty seven franchised service centers. One service center was opened during that period. There are now a total of twenty-nine centers (29) centers in operation.

In looking ahead the Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the Company.

The Company is actively offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master or area franchises for areas, cities, or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master or area franchises is dependent on the size of the areas involved.

                         Item 3. Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 10, 2002, the chief executive officer and the chief financial offer concluded that the disclosure controls and procedures are effective in connecting with the Company's filing of its quarterly reports on form10QSB for the quarterly period ended September 30, 2002.

Subsequent to October 10, 2002 through the date of this filing of form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weakness of internal controls that would require corrective action.


                          PART II. OTHER INFORMATION

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT:          None


FORM 8 - K        None






                          TUNEX INTERNATIONAL, INC.

                        Notes to Financial Statements

                                 (unaudited)

     1. The Company and Basis of Presentation

Tunex International, Inc. (the Company), a Utah corporation commenced operations in 1981. Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers.

     The accompanying unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002. Certain prior period balances have been reclassified to conform to current period presentation.

     2. Recent Accounting Pronouncements

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

     Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

     Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2003: $3,657; 2004: $$3,591; 2005: $3,499; 2006: $2,304; 2007:
     $541.

     3. Goodwill

     Due to the adoption of SFAS 142 on April 1, 2002, the Company ceased amortizing goodwill. Had SFAS 142 been in effect during the three and six months ended September 30, 2001, the Company would not have recorded goodwill amortization expense of $2,419 and $4,838, respectively. The following summarizes net income adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization:


                                               Three Months    Six Months Ended
                                          Ended June 30, 2001  September30, 2001

         Reported net income                     $  22,518         $  51,712
         Goodwill amortization, net of tax           1,669             3,290
                                                 ---------         ---------
         Adjusted net income (loss)              $  24,187         $  55,002

         Basic earnings per share- as report     $   0.012         $   0.028
         Basic earnings per share- adjusted      $   0.013         $   0.030

         Diluted earnings per share- as reported $   0.011         $   0.025
         Diluted earnings per share- adjusted    $   0.012         $   0.026


     4. Basic and Diluted Net Income (Loss) per Share

     Basic earnings per share (EPS) is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator). The computation of diluted EPS is similar to basic EPS. Except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The difference between basic and diluted weighted-average common shares results from the assumption that Class B preferred stock would be converted into common stock.

     The 95,000 exercisable stock options at March 31, 2002 were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

                                  SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TUNEX INTERNATIONAL, INC.


Date: November 18, 2002              By: /s/ R. Steven Love
                                         Chief Executive Officer


Date: November 18, 2002              By: /s/ George V. South
                                         Chief Financial Officer

    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                               Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Tunex International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Steven Love, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 18, 2002              By: /s/ R. Steven Love
                                         Chief Executive Officer


     In connection with the Quarterly Report of Tunex International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George V. South, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 18, 2002              By: /s/ George V. South
                                         Chief Financial Officer

                                  CERTIFICATION

I, R. Steven Love, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tunex International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002              By: /s/ R. Steven Love
                                         Chief Executive Officer

                                CERTIFICATION

I, George V. South, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tunex International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002              By: /s/ George V. South
                                         Chief Financial Officer