Form 10QSB
period 2002-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2003-02-19
CIK 806129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002, or

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

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that he Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

As of December 31, 2002, the Issuer had outstanding 1,861,706 shares of common stock.

                          PART I. FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS


     Tunex International, Inc. ("Issuer" or "Company") files herewith an unaudited balance sheet of the Issuer as of December 31, 2002, and the related unaudited statements of operations and cash flows for the three-month and nine-month periods ended December 31, 2002. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                            TUNEX INTERNATIONAL, INC

                                 BALANCE SHEETS


                                                      31-Mar,            31-Dec,
                                                         2002               2002
                                                  -----------        -----------
                                                                     (Unaudited)
                                                                     -----------
CURRENT ASSETS:

     Cash and cash equivalents                       $ 42,389           $58,007

     Receivables - current portion                    117,722           123,282

     Inventories                                       49,950            48,007

     Prepaid expenses                                   7,411             9,101

     Deferred tax asset                                26,150            20,000
                                                       ------            ------


               Total Current Assets                   243,622           258,397
                                                      -------           -------


PROPERTY, PLANT AND EQUIPMENT:

     Net of accumulated depreciation                  202,621           194,009


OTHER ASSETS

     Notes receivable-long term                       208,273           202,266

     Goodwill                                         105,341           105,341

     Trademarks                                         1,649             1,485

     Other intangible assets, net of
        accumulated amortization                       11,748            10,162

     Deposits                                           3,822             3,822

     Deferred loans fees                                5,889             5,742

     Deferred tax asset                               131,011           125,161
                                                      -------           -------

               Total Other Assets                     467,733           453,979
                                                      -------           -------
TOTAL ASSETS                                         $913,976          $906,385
                                                     ========          ========

                          TUNEX INTERNATIONAL, INC.

                                 BALANCE SHEETS
                                                       31-Mar,           31-Dec,
                                                        2002               2002
                                                       -------           -------
                                                                     (Unaudited)
                                                                         -------
CURRENT LIABILITIES:

     Accounts payable                                 $ 57,861         $ 40,627
     Accrued payroll & related liabilities              35,161           34,679
     Income taxes payable                                    -            3,000
     Accrued expenses                                    3,323            2,056
     Unearned franchise fees                            25,000           14,000
     Current portion of long-term debt                  33,929           37,166
     Obligations under capital leases-
       current portion                                   8,597            9,717
     Deferred revenues                                       -            5,184
                                                  ------------------------------
         Total Current Liabilities                     163,871          146,429

LONG TERM DEBT, net of current portion                  87,700           59,682
OBLIGATIONS UNDER SPECIAL LEASES, net of
      current portions                                  12,658            5,223
                                                  ------------------------------
                TOTAL LIABILITIES                      264,229          211,334
                                                  ------------------------------





STOCKHOLDERS' EQUITY:

Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,861,453 and 1,861,706 shares issued
     and outstanding at March 31, 2002 and               1,862            1,862
     December 31, 2002 respectively.


Preferred Stock, Class B, par value $1.00,
     1,000,000 shares authorized, 471,407
     and 470,901 shares issued and
     outstanding at March 31, 2002 and
     December 31, 2002, respectively                   471,407          470,901


Additional Paid-in Capital                           4,073,882        4,074,388
Accumulated Deficit                                 (3,897,404)      (3,852,100)
                                                  ------------------------------
         Total Stockholders Equity                     649,747          695,051
                                                  ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                         $  913,976       $  906,385
                                                  ==============================

                          TUNEX INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                      Three Months               Nine Months
                                          Ended                     Ended
                                       December 31,              December 31,
                                       ------------              ------------

                                     2002        2001         2002        2001
                                     ----        ----         ----        ----

 SALES AND OTHER REVENUE:

   Service and parts sales        $179,025    $ 221,128   $ 668,721   $ 735,432

   Franchise Royalties              86,661       77,312     296,897     256,142

   Franchise Sales (Net of Costs)        -      (23,000)     13,500      38,000

   Sublease Rental Income          101,921       96,227     305,762     288,681

   Other Revenue                     4,687        5,690      14,837       5,888
                                   ---------------------------------------------

      Total Revenue                372,294      377,357   1,299,717   1,324,143
                                   ---------------------------------------------

COSTS AND EXPENSES:
   Cost of service and parts        82,694      107,017     315,598     350,872

   General and Administrative      191,513      226,576     569,939     624,836

   Rental Expense Related to
      Franchise Subleases          101,921       96,227     305,762     288,681

   Depreciation / Amortization      13,509       14,100      36,869      42,299

   Interest expense                  4,173        4,559      11,245      12,865
                                   ---------------------------------------------
      Total Costs and Expenses     393,810      448,479   1,239,413   1,319,553
                                   ---------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES  (21,516)     (71,122)     60,304       4,590
                                   ---------------------------------------------
      Income Tax Expense (Benefit) (11,000)     (23,000)     15,000       1,000
                                   ---------------------------------------------

NET INCOME (LOSS)                 $(10,516)    $(48,122)    $45,304      $3,590
                                   =============================================

EARNINGS PER SHARE:
Basic:
   Net Income (Loss)             $  (0.006)   $  (0.026)  $   0.024   $   0.002
   Basic Shares Outstanding      1,861,580    1,848,525   1,861,580   1,848,525

Diluted:
   Net Income                    $  (0.006)   $  (0.026)  $   0.022   $   0.002
   Diluted Shares Outstanding    1,861,580    1,848,525   2,097,156   2,097,156

                            TUNEX INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                             For the Nine Months
                                                              Ended December 31,
                                                              ------------------
                                                                2002        2001
                                                                ----        ----
CASH FLOW FROM OPERATIONS:

  Income                                                    $ 45,304   $  3,590
  Items not requiring cash:
  Depreciation and Amortization                               36,869     42,299
                                                           ---------------------
                                                              82,173     45,889

  Decrease (increase) in receivables                          (5,560)   (36,949)
  Decrease (increase) in inventories                           1,943      3,867
  Decrease (increase) in prepaid expenses                     (1,690)     4,674
  Decrease (increase) in deferred tax benefits                12,000          -
  Increase (decrease) in accounts payable                    (17,234)    12,886
  Increase (decrease) in accrued liabilities                  (1,749)    23,576
  Increase (decrease) in income taxes payable                  3,000      1,000
  Increase (decrease) in unearned franchise fees             (11,000)         -
  Increase (decrease) in deferred revenue                      5,184          -
                                                           ---------------------
        Net cash provided (used) in operations                67,067     54,943
                                                           ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:

  Collection of notes receivable                               6,007     18,895
  Purchase of equipment                                      (26,360)   (13,873)
  (Increase) in trademarks                                         -       (954)
  (Increase) in deposits                                           -     (5,555)
                                                           ---------------------
        Net cash provided(used)in investing
           activities                                        (20,353)    (1,487)
                                                           ---------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                       (24,781)   (19,068)
  Principal payments on capital lease
    obligations                                               (6,315)    (2,733)
                                                           ---------------------
        Net cash (used)from financing activities             (31,096)   (21,801)
        Net cash provided during nine months                  15,618     31,655
           Cash on hand - beginning                           42,389     31,545
                                                           ---------------------
           Cash on hand - ending                           $  58,007   $ 63,200
                                                           =====================

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

3.   Goodwill

     Due to the adoption of SFAS 142 on April 1, 2002, the Company ceased amortizing goodwill. Had SFAS 142 been in effect during the three and nine months ended December 31, 2001, the Company would not have recorded goodwill amortization expense of $2,419 and $7,217, respectively. The following summarizes net income adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization:

                                               Three Months  Nine Months Ended
                                        Ended June 30, 2001  December 31, 2001


         Reported net income                 $  22,518         $  3,590
         Goodwill amortization, net of tax       1,669            6,134
                                                 -----            -----

         Adjusted net income (loss)          $  24,187        $   9,724
                                                ======            =====

         Basic earnings per share- as report $   0.012        $   0.002
         Basic earnings per share- adjusted  $   0.013        $   0.005

         Diluted earnings per share-as reported $0.011        $   0.002
         Diluted earnings per share- adjusted   $0.012        $   0.005

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

     The 95,000 exercisable stock options at March 31, 2002 and December 31, 2002 were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

     Material Changes in Financial Condition

     On March 31, 2002 the Company restated its financial statements for the immediate past three years. As a result, the three, six and nine month comparisons between 2001 and 2002 reflect these changes.

     The cyclical nature of the automotive industry has the six months from April through September normally experiencing a higher amount of sales and profits than the six months from October through March. The three months ending December 31, 2002 reflected the normal seasonal declining trend.

     At December 31, 2002 the company's financial condition declined. Total assets declined from $931,849 on September 30, 2002 to $906,385 on December 31, 2002. However, total liabilities also decreased from $226,282 on September 30, 2002 to $211,334 on December 31, 2002. This resulted in a decrease in stockholder's equity from $705,567 on September 30, 2002 to $695,051 on December 2002.

     The same cyclical trend continues to hold true for the company's working capital. Working capital of the company decreased from $147,240 on September 30, 2002 to $111,968 on December 30, 2002. This is mostly the result of a $34,902 decrease in cash. However, management believes that the working capital for the company is adequate for its current and ongoing operations and its continuing efforts to develop new centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.

     Results of Operations

     During the none-months period ended December 31, 2002, the company's total revenue decreased from $1,324,143 to $1,299,717 compared to the same nine months period in 2001. Revenues had increased in the areas of franchised royalties and sublease rental income. However, the company had reopened a center in the summer of 2001 which it sold December 31, 2001 giving rise to additional revenues during the three months ended December 31, 2001 as compared to the same three months period in 2002. This decrease in revenue in 2002 from company owned service centers was larger than the increases in the other areas of the company stated above. Income before income taxes for the three months ended December 31, 2002 shows a $21,516 loss as compared to a $71,122 loss for the same three-month period in 2001. This is due to a reduction the cost of service and parts and general and administrative expenses.

     Income before income taxes for the nine-month period ended December 31, 2002 is $60,304 as compared to $4,590 for the same period in 2001. This is result of an increase in franchise royalties and a decrease in cost of service and parts and general and administrative expenses.

     After giving effect to the change as a result of deferred tax benefits, the net income or loss for the three months is a loss of $10,516 ended December 31, 2002 as compared to a loss of $48,122 for the same three-month period ending December 31, 2001. Consequently, the company had a $(0.006) loss per share on a fully diluted basis for the three months ended December 31, 2002 as compared to a loss of $(0.026) per share on a fully diluted basis for the same period in 2001. After giving effect to income tax net income for the nine-month period ended December 31, 2002 is $45,304 as compared to $3,590 for the same nine month period in 2001. Consequently, the company had $0.022 income per share on a fully diluted basis for the nine months ended December 31, 2002 as compared to $0.002 income per share during the same nine-month period for 2001.

     In looking ahead, the company continues to identify new locations for either development by the company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the company. There are currently three service centers under development.

     The  company  is  actively  offering  individual   franchise  licenses  for
     development by franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master or area franchises in cities or states in other parts of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master or area franchises is dependent on the size

     Item 3. Controls and Procedures

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on January 10, 2003 the chief executive officer and the chief financial offer concluded that the disclosure controls and procedures are effective in connecting with the Company's filing of its quarterly reports on form10QSB for the quarterly period ended December 31, 2002.

     Subsequent to January 10, 2003 through the date of this filing of form 10-QSB for the quarterly period ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weakness of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

      ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT:          None

FORM 8 - K        None

                                   SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TUNEX INTERNATIONAL, INC.


Date: February 19, 2003                   By: /s/ R. Steven Love
                                              Chief Executive Officer


Date: February 19, 2003                   By: /s/ George V. South
                                              Chief Financial Officer

   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                              Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Tunex International, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. Steven Love, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 19, 2003                   By: /s/ R. Steven Love
                                              Chief Executive Officer


     In connection with the Quarterly Report of Tunex International, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George V. South, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 19, 2003                   By: /s/ George V. South
                                              Chief Financial Officer

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


Date: February 19, 2003                   By: /s/ R. Steven Love
                                              Chief Executive Officer

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


Date: February 19, 2003                   By: /s/ George V. South
                                              Chief Financial Officer