Form 10KSB
period 2003-03-31
TUNEX INTERNATIONAL INC /UT/
filed 2003-07-14
CIK 806129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                           Commission File No. 0-15369

                            TUNEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)
                  Utah                                 87-0416684
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

556 East 2100 South, Salt Lake City, Utah                84106
    (Address of principal executive                    (Zip Code)
               offices)

                  Issuer's telephone number:  (801) 486-8133

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $ 1,295,998

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 2003 was $360,999.

     As of March 31, 2003, the Issuer had outstanding 1,861,844 shares of its common stock, par value $0.001.

                               TABLE OF CONTENTS

                                                                            PAGE
ITEM NUMBER AND CAPTION                                                   NUMBER

PART I

1.   DESCRIPTION OF BUSINESS                                                1

2.   DESCRIPTION OF PROPERTY                                                6

3.   LEGAL PROCEEDINGS                                                      7

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    7


PART II

5.   MARKET FOR COMMON EQUITY AND                                           7
     RELATED STOCKHOLDER MATTERS

6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS                                  7
     OF FINANCIAL  CONDITION AND RESULTS OF OPERATION

7.   FINANCIAL STATEMENTS                                                   9

8.   CHANGES IN AND DISAGREEMENTS ON                                        9
     ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

9.   DIRECTORS AND EXECUTIVE  OFFICERS;  COMPLIANCE  WITH                   9
     SECTION 16(a) OF THE EXCHANGE ACT

10.  EXECUTIVE COMPENSATION                                                 11

11.  SECURITY OWNERSHIP OF CERTAIN                                          11
     BENEFICIAL OWNERS AND MANAGEMENT

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         12

13.  EXHIBITS AND REPORTS ON FORM 8-K                                       12

14.  CONTROLS AND PROCEDURES                                                13

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

     The Company and its franchisees continue to market the Tunex services in the states of Arizona, Colorado, Idaho, Nevada, Utah and the Commonwealth of Puerto Rico. The Company provides diagnostic engine performance services and other engine related services and repairs to the consumer in selected market areas in these states and plans to continue and expand in these areas, and some surrounding states, by developing and opening new company-owned and franchised Tunex service centers, on a gradual basis.

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

     Recent Developments

     Same store sales for the 25 previously established Tunex Service Centers continued to increase in spite of economic challenges, with 2002 sales of $10.54 million versus sales of 10.4 million in 2001, an annual increase of 1.4%. There are currently three franchised centers in development that are scheduled to open in the calendar first quarter of 2004. The scheduled opening for these centers will bring the total of Tunex centers in operation to 31. There is interest currently from other prospects, some with verbal commitments for license signings upon financial approval. As a result, the future Tunex growth potential is favorable.

     The Company understands that training is the key to success in our industry. Therefore, the Company is currently in development of on-line training of Tunex procedures and customer service. Technical and financial restrictions prevented this from being completed earlier. Expectations are high that some on-line training will be available before the end of the 2003 calendar year. This should make a tremendous impact in raising the level of education and proficiency of technicians and managers within the Tunex system.

                         ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal offices, training center, warehouse, and the Company operated service center are located at 544-556 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $3,500 per month with annual increases through 2008.

     The Company presently leases the following properties for the Tunex Service Centers having principal terms as follows. Some properties are subleased to franchisees where indicated:

                                Monthly      Expiration
Location                        Rental       Date              Premises

7061 Sheridan Boulevard         $1,781       February 2007     Subleased
Westminster, Colorado

535 North Murray Boulevard      $2,683       July 2005         Company Operated
Colorado Springs, Colorado

2664 East 17th Street           $2,939       January 2006      Subleased
Idaho Falls, Idaho

4909 South Highland Drive       $1,621       April 2007        Subleased
Salt Lake City, Utah

2494 South Highway 91           $3,688       May 2016          Subleased
Bountiful, Utah

1141 W. Antelope Dr.            $4,475       February 2006     Subleased
Layton,  Utah

501 Malley Drive                $3,070       May 2006          Subleased
Northglenn, CO

5762 So. Harrison Blvd.         $3,611       February 2012     Subleased
South Ogden, Utah

3549 So, 5600 West              $4,121       April 2012        Subleased
West Valley, Utah

7850 So. 3300 West              $4,449       February 2013     Subleased
West Jordan, Utah

1521 North Main Street          $4,290       July 1, 2016      Subleased
Tooele, Utah


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


                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 2002 and 2003, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

     Quotations for the Company's common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

      Quarter Ended:                 High Bid              Low Bid
                                     (Common Stock)        (Common Stock)
      June 30, 2002                  $0.33                 $0.33
      September 30, 2002             $0.59                 $0.59
      December 31, 2002              $0.41                 $0.41
      March 31, 2003                 $0.41                 $0.41
      June 30, 2001                  $0.22                 $0.22
      September 30, 2001             $0.23                 $0.23
      December 31, 2001              $0.21                 $0.21
      March 31, 2002                 $0.20                 $0.20

      As of May 31, 2003, the Company has approximately 656 holders of record of its common stock.

     The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.


                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Total revenue has decreased to $1,295,998 in 2003 from $1,359,889 in 2002. This is the result of a decrease in service and parts. In 2002 the Company reopened one center which subsequently was sold as a franchised center six months later. During the time the Company operated it, they enjoyed the corresponding increased sales.

The Company shows operating income for the year 2003 of $85,766 as compared to an operating income of $24,312 in 2002. This is the result of a decrease in expenses and cost of sales primarily related the reduction of one Company owned service center that was sold in 2002.

When taking into  account the other  income or expenses in the fiscal year ended
March 31, 2003, the Company had income before income taxes of $77,417 as compared to $6,763 in fiscal year 2002.

In fiscal year 1994, the Company benefited from a considerable increase in deferred tax benefits recognized on the books. This results in a tax provision for the fiscal year ended March 31, 2003 in the amount of $31,144 as compared to a tax provision of $1,201 in fiscal 2002. This resulted in net income of $46,273 in 2003 as compared to net income of $5,562 in 2002. The federal income portion of this expense is offset by these tax benefits and no federal income taxes are payable. Additionally, the Company's remaining net operating loss, which is available to offset federal income tax, totals approximately $1,180,000, as of March 31, 2003.

After giving effect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized net income of $46,273 in 2003 as compared to net income of $5,562 in 2002. Consequently, the Company had $.02 earnings per common share after taxes on a diluted basis in 2003 as compared to no earnings per common share on a diluted basis in 2002.

The Company sold a master franchise in the Phoenix area and intends to work with the franchisee to expand that area. The franchisee currently has the pilot center in full operation with a second center in development. The Company has opened one franchised service center during fiscal 2003 and has three centers currently in development. All three centers are scheduled to open during the calendar first quarter of 2004. Based on the current flow of highly interested prospects and the recent success, the Company expects to sell more licenses during the current fiscal year. New franchise licenses sell for $19,000 with an optional development fee of $10,000. In addition, new franchisees pay a royalty to the Company equal to 5% of gross sales of the franchised service center. The Company has an additional master franchise covering Puerto Rico and the Caribbean basin. This master franchise has the right to develop three service centers in its initial stages along with sub-franchising to qualified individuals, with the first center in full operation. The Company will continue to offer master franchises in the parts of this country that are a great distance from the Company's headquarters and in some foreign countries.

The Company has been actively upgrading its operations and procedure manuals. Upon completion, the Company intends to conduct a new education program with its franchisees. This will provide new methods to measure productivity as well as new procedures for diagnosing vehicles from 1995 and newer. This will improve accuracy while saving time for the technician resulting in more profitability for the center. The result for the customer is a better appraisal of his vehicle and ultimately better reliability.

Liquidity and Capital Resources

The Company's cash increased from $42,389 in 2002 to $48,266. The Company's working capital increased from $79,751 in 2002 to $156,658 in 2003. This is the result of an increase across the board of current assets and a decrease across the board of current liabilities.

Net earnings has resulted in an increase in the Company's stockholder's equity from $649,747 in 2002 to $696,020 in 2003.

Management believes that with added royalties from new franchisees and the current status of working capital, that the Company has adequate working capital for its current and ongoing operations.

                         ITEM 7. FINANCIAL STATEMENTS

     The balance sheets of the Company as of March 31, 2003 and 2002 and the related statements of income, stockholders' equity, and cash flows for the three years ending March 31, 2003, 2002, and 2001, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-1. (See the index to financial statements on page 15.)

              ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

     Name                    Age    Position Held                Since


     Edward Dallin Bagley    64     Chairman of the Board        1990


     R. Steven Love          53     President, Chief Executive   2000
                                    Officer and Director


     George V. South         53     Secretary, Controller        1993


     Larry R. Hendricks      60     Director                     1990


     Rudolf Zitzmann         68     Director                     1985

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

     Larry R. Hendricks became a director of the Company in May 1990 and served as Secretary/Treasurer of the Company for a period through April 1991 and again from August 1993 to August 1996. Prior to that period, Mr. Hendricks served as the President of Western Heritage Thrift and Loan. In October 1990 Mr. Hendricks became President of A&R Meats. A&R Meats sold the business to Daily Foods, Inc., effective September 3, 1991, and Mr. Hendricks was appointed General Manager and Secretary/Treasurer of Daily Foods, Inc., at that time. He retired from daily foods in 2002. Mr. Hendricks has been a certified public accountant since 1971 and is a member of the AICPA and UACPA.

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

R. Steven Love (1)          2000/03    $75,000       None               None
C.E.O.

(1) Mr. Zitzmann retired from the position of President and Chief Executive Officer on December 31, 1999 and will continue to serve as a Director

(2) Mr. Love became President and Chief Executive Officer on January 1, 2000 and will also serve as a director.

No officer has received annual salaries and bonuses in excess of $100,000.

     Stock option agreements for a total of 95,000 shares have been issued to two Directors at an exercise price of $.50 per share. Options are exercisable immediately and are to expire July 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year - End Option Values
                                                                       Value of
                                                 Number of           Unexercisable
                 Shares Acquired    Value       Unexercised          in-the money
      Name         on Exercise    Realized    Options @ FY - End   Options @ FY - End

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2003, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

Title of      Name & Address of             Nature Of       Percent Of Class
Class         Beneficial Owners         Beneficial Owner

Common        Carolyn C. Bagley (1)          166,666              9.0
              2350 Oakhill Dr.
              Salt Lake City,  Utah
              84121

Common        Edward Dallin Bagley (2)       421,000              22.8
              2350 Oakhill Dr.
              Salt Lake City, Utah
              84121

Common        Larry R. Hendricks (2)         208,000              11.2
              1107 Eaglewood Loop
              North Salt Lake, Utah
              84054

Common        Rudolph Zitzmann (2)           202,358              10.9
              2111 Sahara Drive
              Salt Lake City, Utah 84124

Common        R. Steve Love (2)              150,000               8.1
              6742 Courtland Ave.
              Salt Lake City, Utah 84121

Common        All Directors and Officers     981,358              53.0
              (as a group)


(1) Carolyn C. Bagley is the spouse of Edward Dallin Bagley, a Director of the Company.

(2) These persons are all of the Directors and Executive Officers of the Company.



             Item 12. Certain Relationship And Related Transactions


  None


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

      See Table of Contents to financial statements appearing on Page 15.

EXHIBITS:

     Included as Exhibit 99.1 is the Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the last fiscal quarter of its fiscal year ended March 31, 2003.

                        ITEM 14. CONTROLS AND PROCEDURES

     With the participation of management, the chief executive officer and chief financial officer of the Company evaluated its disclosure controls and procedures as of a date within 90 days prior to the date of filing of this annual report on Form 10-KSB with the Securities and Exchange Commission. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company' filing of its annual report on Form 10-KSB for the year ended March 31, 2003.

     Subsequent to the date as of which the evaluation was made through the date of this filing of Form 10-KSB for the year ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.




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

                                          Date: July 10, 2003


     In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.





By:   /s/ R. Steven Love                              Date:  July 10, 2003
      R. Steven Love, Director




By:   /s/ Rudolf Zitzmann                             Date:  July 10, 2003
      Rudolf Zitzmann, Director




By:   /s/ Edward Dallin Bagley                        Date:  July 10, 2003
      Edward Dallin Bagley, Director




By:   /s/ Larry R. Hendricks                          Date:  July 10, 2003
      Larry R. Hendricks, Director

                                  CERTIFICATION

I, R. Steven Love, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tunex International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: July 10, 2003                             By: /s/ R. Steven Love
                                                    Chief Executive Officer

                                  CERTIFICATION

I, George V. South, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tunex International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: July 10, 2003                             By: /s/ George V. South
                                                    Chief Financial Officer

                            TUNEX INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

             WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                            TUNEX INTERNATIONAL, INC.


                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                           F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Stockholders' Equity                                           F-4

Statements of Cash Flows                                                     F-5

Notes to the Financial Statements                                            F-7

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors
Tunex International, Inc.


We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for each of the three years ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Sorensen, Vance & Company, P.C.


Salt Lake City, Utah
June 24, 2003

                            TUNEX INTERNATIONAL, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2003 and 2002

                                                                 2003         2002
                                                              ----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents                                  $   48,266  $   42,389
   Receivables                                                   137,079     117,722
   Inventories                                                    54,009      49,950
   Deferred tax asset                                             61,250      26,150
   Other current assets                                           11,223       7,411
                                                              ----------  ----------
      Total current assets                                       311,827     243,622
                                                              ----------  ----------
Property and equipment, at cost, less accumulated
   depreciation and amortization of $429,910 and
   $386,225 for 2003 and 2002, respectively                      194,810     202,621
                                                              ----------  ----------
Other assets:
   Receivables, long-term                                        205,859     208,273
   Goodwill, net of accumulated amortization of $35,407
     each for 2003 and 2002                                      105,341     105,341
   Other intangible assets, net of accumulated amortization
     of $12,006 and $8,349 for 2003 and 2002, respectively        15,629      19,286
   Deferred tax asset, net of valuation allowance of
     $206,002 and $440,499 for 2003 and 2002, respectively        66,722     131,011
   Deposits                                                        3,822       3,822
                                                              ----------  ----------
      Total other assets                                         397,373     467,733
                                                              ----------  ----------
      Total Assets                                            $  904,010  $  913,976
                                                              ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $   45,414  $   57,861
   Accrued payroll and related liabilities                        29,165      35,161
   Accrued expenses                                                4,804       3,323
   Unearned franchise fees                                        28,000      25,000
   Current portion of long-term debt                              38,158      33,929
   Obligations under capital leases - current portion              9,628       8,597
                                                              ----------  ----------
      Total current liabilities                                  155,169     163,871

Contingency for subleases (Note 8)                                    --          --
Long-term debt, net of current portion                            49,791      87,700
Obligations under capital leases, net of current portion           3,030      12,658
                                                              ----------  ----------
      Total liabilities                                          207,990     264,229
                                                              ----------  ----------

Stockholders' equity:
   Preferred stock, Class B, par value $1.00 per share;
     1,000,000 shares authorized; 470,625 and 471,407 shares
     issued and outstanding for 2003 and 2002, respectively      470,625     471,407
   Common stock, par value $.001 per share; 50,000,000
     shares authorized; 1,861,844 and 1,861,453 shares
     issued and outstanding for 2003 and 2002, respectively        1,862       1,862
   Additional paid-in capital                                  4,074,664   4,073,882
   Accumulated (deficit)                                      (3,851,131) (3,897,404)
                                                              ----------  ----------
      Total stockholders' equity                                 696,020     649,747
                                                              ----------  ----------
         Total Liabilities and Stockholders' Equity           $  904,010  $  913,976
                                                              ==========  ==========


    The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                     2003        2002        2001
                                                 -----------  ----------  ----------
Sales and other revenues:
   Service and parts                              $  844,041  $  939,437  $  801,062
   Royalty income                                    381,457     336,782     314,243
   Franchise sales and licensing income               70,500      83,670      31,250
                                                  ----------  ----------  ----------
      Total revenue                                1,295,998   1,359,889   1,146,555

Cost of service and parts                            394,108     452,061     387,284
                                                  ----------  ----------  ----------

      Gross profit                                   901,890     907,828     759,271

Selling, general and administrative expenses         816,124     883,516     792,822
                                                  ----------  ----------  ----------

      Operating income (loss)                         85,766      24,312     (33,551)
                                                  ----------  ----------  ----------

Other income (expense):
   Sublease rental income                            407,682     384,908     331,354
   Rental expense related to franchise subleases    (412,392)   (39l,218)   (337,679)
   Interest income                                    11,651       5,756       9,118
   Interest (expense)                                (15,290)    (16,929)    (17,760)
   Loss on disposition of equipment                       --         (66)     (6,700)
                                                  ----------  ----------  ----------
      Total other (expense)                           (8,349)    (17,549)    (21,667)
                                                  ----------  ----------  ----------

      Income (loss) before income taxes               77,417       6,763     (55,218)

Income tax benefit (provision)                       (31,144)     (1,201)     11,395
                                                  ----------  ----------  ----------

      Net income (loss)                           $   46,273  $    5,562  $  (43,823)
                                                  ==========  ==========  ==========


Earnings (loss) per share:

Basic:
      Net income (loss)                           $      .02  $       --  $     (.02)
                                                  ==========  ==========  ==========
      Basic shares outstanding                     1,861,648   1,858,054   1,851,590
                                                  ==========  ==========  ==========

Diluted:
      Net income (loss)                           $      .02  $       --  $     (.02)
                                                  ==========  ==========  ==========
      Diluted shares outstanding                   2,097,156   2,097,156          *
                                                  ==========  ==========

* For the year ended March 31, 2001, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.


    The accompanying notes are an integral part of the financial statements.

                                       TUNEX INTERNATIONAL, INC.
                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                      Class B                            Additional                 Total
                                  Preferred Stock        Common Stock      Paid-in  Accumulated Stockholders'
                                 Shares    Amount     Shares     Amount    Capital    Deficit      Equity
                               ---------  --------  ---------   ------- ---------- -----------   ----------
Balances, April 1, 2000         497,262   $497,262  1,848,525   $ 1,849 $4,048,040 $(3,859,143)  $  688,008

Class B, preferred shares
  converted to common shares    (12,260)   (12,260)     6,130         6     12,254          --           --

Net (loss) for the year
  ended March 31, 2001,              --        --          --        --         --     (43,823)     (43,823)
                               ---------  --------  ---------   ------- ---------- -----------   ----------

Balances, March 31, 2001        485,002    485,002  1,854,655     1,855  4,060,294  (3,902,966)     644,185
                               ---------  --------  ---------   ------- ---------- -----------   ----------

Class B, preferred shares
  converted to common shares    (13,595)   (13,595)     6,798         7     13,588          --           --

Net income for the year
  ended March 31, 2002               --         --         --        --         --       5,562        5,562
                               ---------  --------  ---------   ------- ---------- -----------   ----------

Balances, March 31, 2002         471,407   471,407  1,861,453     1,862  4,073,882  (3,897,404)     649,747
                               ---------  --------  ---------   ------- ---------- -----------   ----------

Class B, preferred shares
  converted to common shares       (782)      (782)       391        --        782         --           --

Net income for the year
  ended March 31, 2003               --         --         --        --         --      46,273       46,273
                               ---------  --------  ---------   ------- ---------- -----------   ----------

Balances, March 31, 2003         470,625  $470,625  1,861,844   $ 1,862 $4,074,664 $(3,851,131)  $  696,020
                               =========  ========  =========   ======= ========== ===========   ==========




    The accompanying notes are an integral part of the financial statements.

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                           2003         2002        2001
                                                         ---------   ---------   ---------
Cash Flows From Operating Activities:
   Net income (loss)                                     $  46,273   $   5,562   $ (43,823)

Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                            47,342      55,981      49,784
   Loss on disposition of equipment                             --          66       6,700
   Inventory write-off due to use and obsolescence              --          --       3,125
   Reduction of note payable and related consulting fees        --          --      (1,501)
   Provision for bad debts                                  26,345      32,956      26,099
   Change in deferred income tax asset                      29,189       1,100     (11,485)
   (Increase) in receivables                               (47,374)    (50,594)    (37,105)
   (Increase) decrease in inventories                       (4,059)      1,007      (7,052)
   (Increase) decrease in other current assets              (3,812)      4,540      (5,571)
   Decrease in deposits                                         --       3,000          --
   Increase in accounts payable                            (12,447)     27,129      26,140
   Increase (decrease) in accrued payroll and related
     liabilities                                            (5,996)     (8,096)      6,501
   Increase in accrued expenses                              1,481         925         576
   Increase (decrease) unearned franchise fees               3,000      (9,000)     23,000
                                                         ---------   ---------   ---------

   Net cash provided by operating activities                79,942      64,576      35,388
                                                         ---------   ---------   ---------
Cash Flows From Investing Activities:
   Purchase of equipment                                   (37,374)    (18,155)    (63,455)
   Proceeds from sale of equipment                           1,500          --          --
   Payments for intangible assets                               --      (6,000)     (4,799)
   Payment of notes receivable                                  --          --      (7,712)
                                                         ---------   ---------   ---------

   Net cash (used in) investing activities                 (35,874)    (24,155)    (75,966)
                                                         ---------   ---------   ---------
Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                     --          --      34,200
   Principal payments on long-term debt                    (33,680)    (25,843)    (26,726)
   Principal payments on capital lease obligations          (4,511)     (3,734)     (1,556)
   Payment of loan fees                                         --          --      (5,000)
                                                         ---------   ---------   ---------

   Net cash provided by (used in) financing activities     (38,191)    (29,577)        918
                                                         ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents         5,877      10,844     (39,660)

Cash and cash equivalents, beginning of year                42,389      31,545      71,205
                                                         ---------   ---------   ---------
Cash and cash equivalents, end of year                   $  48,266   $  42,389   $  31,545
                                                         =========   =========   =========

Continued - next page


    The accompanying notes are an integral part of the financial statements.

                              TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


Continued -

                                                           2003         2002        2001
                                                         ---------   ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Schedule of Noncash Investing and Financing
   Transactions:

      Franchise sales consisted of the following noncash
      components:
      -  Issuance of promissory note receivable          $   53,000   $ 35,000    $     --
      -  Assignment of capital lease associated
           with the sold franchise.                              --     13,485          --

      Equipment acquired under capital lease obligations
        or promissory notes (excluding amounts related
        to franchise sales)                                      --          --      13,482

      Deferred loan fees                                         --          --         342

      Deposits reclassified to intangible asset                  --          --       5,270

      Inventory reclassified to idle equipment                   --          --       4,000

      Inventory reclassified to equipment                        --          --       1,425

      Idle equipment reclassified to equipment                   --          --       6,050

      Decrease sublease rent receivable - capital with
        corresponding decrease in capital lease payable       4,086       1,697          --

      Elimination of long-term debt for vehicle related to
        assumption of asset and liability by shareholder         --       4,214          --

      Conversion of accounts payable to note payable             --      22,219          --

      Conversion of preferred stock to common stock
       and additional paid in capital                           782      13,595      12,260

   Cash Paid During the Year For:

      Interest                                            $  15,290  $   16,929  $   17,760
                                                          =========  ==========  ==========

      Income taxes                                        $     100  $       --  $       90
                                                          =========  ==========  ==========

      The accompanying notes are an integral part of financial statements.

                            TUNEX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2003, 2002 AND 2001


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

          Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 2003, the Company was operating one automobile service center in Colorado and one in Utah, and had franchise operations in Arizona, Colorado, Idaho, Nevada, Ohio, Puerto Rico and Utah. During the year ended March 31, 2003, there were 28 centers in operation; one center commenced operations; and one master area franchise license was sold.

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

          Notes receivable are stated at unpaid principal balances, less an allowance for loan losses. Interest on loans is generally recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding. Loans are placed on nonaccrual status when management believes, after considering economic conditions, business conditions, and collection efforts, that the loans are impaired or collection of interest is doubtful. Uncollected interest previously accrued is charged off. Interest income on nonaccrual loans is recognized only to the extent cash payments are received.

          Franchise fee receivables are recorded upon sale of the franchise. A portion of the fee is non-refundable and is recognized as revenue in the period sold. The remaining receivable balance is deferred as unearned franchise fees and are recognized as revenue when all significant commitments and obligations of the Company have been performed. (See Revenue Recognition for Franchises.)

          Inventories

          Inventories consist of automobile repair parts used by the automobile service centers and supplies which are sold to the Company's franchises. They are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

          Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using straight line and accelerated methods over estimated useful lives of the assets as follows:

                       Equipment                       3 - 15 years
                       Office furniture                7 - 10 years
                       Leasehold improvements          5 - 39 years
                       Signs                          10 - 12 years

          The cost of maintenance and repairs are charged to operating expense when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

          Goodwill

          Goodwill, which represents the excess of costs over fair value of assets acquired, was previously being amortized on a straight-line basis over 15 years. Amortization expense was $9,383 for each of the years ended March 31, 2002 and 2001, respectively.

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company adopted SFAS No. 142 during the fiscal year ended March 31, 2003. In accordance with this standard, goodwill was evaluated for impairment and no adjustment was deemed necessary since the fair value of the asset exceeded its carrying value as of March 31, 2003. The reduction in annual amortization as a result of adopting SFAS No. 142 is $9,383.

          The comparable effects of adopting SFAS No. 142 for the three years ended March 31, 2003, 2002 and 2001 are as follows:

                                                          2003        2002        2001
                                                        ---------   ---------   ---------

           Reported net income                          $  46,273   $   5,562   $ (43,823)
           Add back: goodwill amortization (net of tax)        --       7,506       7,506
                                                        ---------   ---------   ---------

           Adjusted net income                          $  46,273   $  13,068   $ (36,317)
                                                        =========   =========   =========

          There is no noticeable impact on earnings per share when calculated based on reported net income versus adjusted net income.

          Other Intangible Assets

          Other intangible assets consist of website development costs, deferred loan fees and registered trademarks recorded at a cost of $27,635 as of March 31, 2003 and 2002. These identifiable intangible assets are considered to have finite useful lives and are being amortized over their estimated useful lives ranging from five to fifteen years.

          Accumulated amortization was $12,006 and $8,349 as of March 31, 2003 and 2002, respectively. Amortization expense was $3,657, $3,894 and
          $2,058 for the years ended March 31, 2003, 2002 and 2001, respectively. Annual amortization expense for each of the next five years is estimated as follows:

                    Years Ending March 31,

                         2004                            $  3,591
                         2005                               3,499
                         2006                               2,304
                         2007                                 541
                         2008                                 191
                                                         --------

                         Estimated five-year total       $ 10,126
                                                         ========

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

          Reclassification

          Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation. Such reclassifications affected the classification of certain receivables between operating and investing activities in the cash flow statement, but had no effect on reported net income.


2.   RECEIVABLES

     Receivables currently due are comprised of the following at March 31, 2003 and 2002:

                                                             2003       2002
                                                         ----------  ----------
        Trade accounts receivable                        $   13,342  $   21,757
        Accounts receivable for royalties                    54,207      47,030
        Sublease rent receivable - operating                 10,271          --
        Sublease rent receivable - capital                    4,673       4,086
        Franchise fee receivable                             28,000      14,000
        Current portion of notes receivable
          with annual interest rates
          ranging from 0 - 10%                               29,109      35,822
        Refundable state income taxes                           129         983
                                                         ----------  ----------
                                                            139,731     123,678
        Allowance for doubtful accounts                      (2,652)     (5,956)
                                                         ----------  ----------

           Net current receivables                       $  137,079  $  117,722
                                                         ==========  ==========


     Long-term receivables are amounts due or expected to be received in excess of one year and consist of the following:

                                                             2003       2002
                                                         ----------  ----------
        Notes receivable                                 $  238,437  $  187,170
        Accounts receivable for royalties                    20,173      32,762
        Sublease rent receivable - operating                  3,892      32,508
        Sublease rent receivable - capital                    3,030       7,702
                                                         ----------  ----------
                                                            265,532     260,142
        Allowance for doubtful accounts                     (59,673)    (51,869)
                                                         ----------  ----------

           Net long-term receivables                     $  205,859  $  208,273
                                                         ==========  ==========


     The receivables as of March 31, 2002 included royalties of $7,153 and sublease rent receivable of $32,508 for past due rent associated with a franchise which defaulted under its franchise license agreement in April 2001. The Company sought recovery of these receivables and commenced litigation during the year ended March 31, 2002 against the prior owners of the franchise. During the year ended March 31, 2003, the litigation was settled for $20,000 and the difference of $19,661 was written off as bad debt expense. In accordance with the settlement agreement, the Company received an initial payment of $5,000 and the remaining $15,000 is due in monthly installments of $1,000 with interest at 18%. The Company resold the franchise in December 2001 (see note 7).


3.   PROPERTY AND EQUIPMENT

     The major classifications of property and equipment (including capitalized leases - note 8), at cost, are summarized as follows:

                                                             2003       2002
                                                         ----------  ----------

        Land                                             $    1,000  $      --
        Equipment                                           421,174     394,268
        Leasehold improvements                              117,263     109,295
        Office furniture and equipment                       57,868      57,868
        Signs                                                27,415      27,415
                                                         ----------  ----------

           Total property and equipment                     624,720     588,846

        Less:  accumulated depreciation and amortization   (429,910)   (386,225)
                                                         ----------  ----------

           Property and equipment - net                  $  194,810  $  202,621
                                                         ==========  ==========

     Depreciation expense was $43,685, $42,703 and $38,343 for the years ended March 31, 2003, 2002 and 2001, respectively. Amortization expense related to capitalized leases was $5,852 for each of the years ended March 31, 2003 and 2002, and $4,504 for the year ended March 31, 2001.


4.   INCOME TAXES

     As of March 31, 2003, the Company has a Federal net operating loss carryforward of approximately $1,180,000 which is available to offset future income taxes. The net operating loss expires in the years 2004 through 2021. A deferred tax asset of $127,972 and $157,161 has been reflected in the financial statements as of March 31, 2003 and 2002. The tax asset is being carried net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 27% for 2003 and 29% for 2002. There are operating loss carryforwards available for state income tax purposes of approximately $33,000. These losses expire in 2016.

     The  temporary  timing  differences  are created by the  difference  in tax
     treatment  of  allowance  for  doubtful  accounts,   vacation  accrual  and
     depreciation.

    The components of the Company's deferred tax assets at March 31, are as follows:

                                                                  2003       2002
                                                              ----------  ----------
        Net operating loss carryforwards                      $  318,512  $  580,439
        Temporary timing differences                              15,462      17,221
                                                              ----------  ----------
           Total deferred tax assets                             333,974     597,660
        Less:  valuation allowance                              (206,002)   (440,499)
                                                              ----------  ----------

           Net deferred tax assets                               127,972     157,161

        Less:  current portion                                   (61,250)    (26,150)
                                                              ----------  ----------

           Deferred tax assets, net of current portion        $   66,722  $  131,011
                                                              ==========  ==========

    Tax (benefit) expense reflected in the financial statements is comprised of the following:

                                                     2003        2002        2001
                                                   ---------   ---------   ---------
        Computed tax (benefit) expense, using
          applicable federal rates                 $  13,912   $   1,014   $  (3,884)
        Increase (decrease) in income taxes
         resulting from:
        Temporary timing differences                    (284)       (595)      3,884
                                                   ---------   ---------   ---------
        Total federal tax                             13,628         419          --
        Tax (benefit) of net operating loss          (13,628)       (419)         --
                                                   ---------   ---------   ---------
        Current federal tax                               --          --          --
        State tax expense                              1,955         100          90
        (Increase) decrease in net deferred tax
         assets                                       29,189       1,101     (11,485)
                                                   ---------   ---------   ---------

        Income tax (benefit) provision             $  31,144   $   1,201   $ (11,395)
                                                   =========   =========   =========

5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                  2003         2002
                                                              ----------  ----------
    Promissory note due to a bank in monthly
    installments of $2,490, including interest
    at 11.36%, through March 2005. The note is
    collateralized by equipment and general
    intangible assets.                                        $   52,884  $   75,198

    Promissory note due to a bank in monthly
    installments of $772, including interest
    at 12.04%, through May 2005.  The note is
    collateralized by equipment.                                  17,553      24,212

    Loan agreement due in monthly installments of
    $512, including interest at 5%, through
    April 2006.                                                   17,512      22,219
                                                              ----------   ---------

        Total long-term debt                                      87,949     121,629

        Less:  current maturities                                (38,158)    (33,929)
                                                              ----------   ---------

        Long-term debt, net of current portion                $   49,791   $  87,700
                                                              ==========   =========

    Annual maturities of long-term debt are as follows:

                    Years Ending March 31,

                         2004                           $  38,158
                         2005                              41,905
                         2006                               7,376
                         2007                                 510
                                                        ---------

                         Total                          $  87,949
                                                        =========


6.   LINE OF CREDIT

     The Company has a $50,260 line of credit with a financial institution. The line is secured with equipment, bears interest at a base rate plus 3% and is due on demand. No balance was owing on the line of credit at March 31, 2003 and 2002.


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

          During the year ended March 31, 2000, the buyer ceased making the required monthly payments on the note. Accordingly, an allowance of $26,719 was recorded to reflect the estimated net realizable value in the event the franchise had to be resold. In August 2000, the note was revised and included a principal increase of $8,281. After the revision, the note payments again became delinquent; therefore, the Company increased the allowance provision to $35,000. Although several payments were made since the note revision, the note is still in delinquent status. As a result, pursuant to terms of the agreement, the Company invoked the clause allowing for an interest rate of 10% and reapplied the note payments received. The reapplied payments were offset against the now applicable interest. As part of the adjustment, the principal reverted back to $135,000 and the allowance was increased to $39,500.

     b. In April 2001, one of the Company's franchises defaulted under its franchise license agreement. Since the default was not cured within 30 days, the Company assumed temporary control of the franchise with the intent to resell. In June 2001, the Company obtained a verbal agreement with a bank to settle remaining equipment liabilities for $13,500. In December 2001, the Company sold the franchise for $75,000. The Company received $40,000 in cash and a note for $35,000 as payment. The note bears interest at 9% and matures in June 2007. The note is collateralized by the franchise. As part of the sale, the buyer entered into a sublease agreement for the building in which the franchise is located and a capital sublease agreement for certain equipment.


8.   LEASE ARRANGEMENTS

     a.   Operating Leases for Automobile Service Centers

          The Company leases space under a long-term operating lease which expires in 2005. The agreement provides for two five-year renewal options. Generally, the Company is required to pay related costs such as property taxes, maintenance and insurance. Rental expense for operating leases amounted to $70,638, $73,083 and $68,779 for the years ended March 31, 2003, 2002 and 2001.

          Approximate future minimum rental payments on the operating lease are as follows:

          Years Ending March 31,

             2004                                     $  32,198
             2005                                        32,993
             2006                                        11,130
                                                      ---------

             Total lease payments                     $  76,321
                                                      =========


          The Company is currently operating on a month-to-month lease for its headquarters location. In June 2003, the Company signed a "Letter of Intent" to lease this space through December 2007. The agreement is in the process of being finalized.

     b.   Operating Leases for Franchise Operations

          The Company is obligated for future minimum lease payments on building space leases for which they have corresponding sublease agreements with franchisees. The Company is contingently liable in the event that the sublessees do not fulfill their obligation. These leases are long-term operating leases which expire in various years through 2017. Five agreements provide for two five-year renewal options. Generally, the agreements require the payment of related costs such as property taxes, maintenance and insurance. Rental expense under these subleases for the year ended March 31, 2003, 2002 and 2001 was $412,392, $391,218 and $337,679, respectively. Rental income from these subleases, net of amounts not collectible due to franchise defaults, for the years ended March 31, 2003, 2002 and 2001, was $407,682, $384,908 and $331,354, respectively.

          Future lease payments and corresponding sublease income are as follows:

          Years Ending March 31,

             2004                                   $   420,272
             2005                                       431,446
             2006                                       415,886
             2007                                       316,127
             2008                                       286,455
             Thereafter                               1,841,075
                                                    -----------

             Total lease payments/sublease income   $ 3,711,261
                                                    ===========

          The Company also acts as a guarantor on two franchise leases. Estimated future minimum payments in the event of default are:

          Years Ending March 31,

             2004                                   $   122,272
             2005                                       122,272
             2006                                       122,272
             2007                                       127,066
             2008                                       135,948
             Thereafter                                 875,697
                                                    -----------

             Total payments, guarantor              $ 1,505,527
                                                    ===========

          In the event of default, the Company has several options for recourse including assuming control of the respective franchises.

     b.   Capital Leases

          The Company acquired equipment with an original cost of $42,397 and accumulated amortization of $30,306 and $24,454 as of March 31, 2003 and 2002, respectively, under the terms of several capital lease arrangements. The remaining lease has monthly payments of $495, including interest at 19.1%, through February 2004.

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

          The following is a schedule of future minimum lease payments for both leases:

        Years Ending March 31,                                    2003        2002
        ----------------------                                  --------    --------
             2003                                               $     --    $ 11,364
             2004                                                 10,870      10,870
             2005                                                  3,167       3,167
                                                                --------    --------

             Total minimum lease payments                         14,037      25,401

        Less: amount representing interest                        (1,379)     (4,146)
                                                                --------    --------

             Present value of net minimum lease payments          12,658      21,255

        Less: current portion                                     (9,628)     (8,597)
                                                                --------    --------

             Capital lease obligations, net of current portion  $  3,030    $ 12,658
                                                                ========    ========

          The following is a schedule of future minimum lease payments to be received under the sublease agreement:

        Years Ending March 31,                                    2003        2002
                                                                --------    --------
             2003                                               $     --    $  5,430
             2004                                                  5,430       5,430
             2005                                                  3,167       3,167
                                                                --------    --------

             Total minimum sublease payments to be received        8,597      14,027

        Less: amount representing interest                          (894)     (2,239)
                                                                --------    --------

             Present value of net minimum sublease payments        7,703      11,788

        Less: current portion                                     (4,673)     (4,086)
                                                                --------    --------

             Sublease receivable, net of current portion        $  3,030    $  7,702
                                                                ========    ========

9.   PREFERRED STOCK

     Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over ordinary debt. They are nonassessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 2003. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. During the year ended March 31, 2003, 782 shares of preferred stock were converted to 391 shares of common. During the year ended March 31, 2002, 13,595 shares of preferred stock were converted to 6,798 shares of common.

10.  STOCK OPTIONS

     During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price is $.50 per share and the options are exercisable through July 31, 2003. No options were exercised during the years ended March 31, 2003, 2002 and 2001.
                                      F-14

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

     The numerator in calculating both basic and diluted EPS for each year is reported income before extraordinary item, extraordinary item, and net income, respectively. The denominator is based on the following weighted-average number of common shares:

                                Year Ended         Year Ended       Year Ended
                              March 31, 2003     March 31, 2002   March 31, 2001
                              --------------     --------------   --------------

        Basic                   1,861,648           1,858,054        1,851,590
        Diluted                 2,097,156           2,097,156            *

     The difference between basic and diluted weighted-average common shares results from the assumption that Class B preferred stock would be converted into common stock.

     * For the year ended March 31, 2001, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

     The 95,000 exercisable stock options at March 31, 2003, 2002 and 2001 were excluded from the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares, and therefore, the effect would be antidilutive.


12.  RELATED PARTY TRANSACTIONS

     a. Members of the Company's board of directors were paid to attend board meetings and to take an active role in the Company. Annual fees to board members totaled $17,500, $4,500 and $3,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

     b. During the year ended March 31, 2001, the Company paid a board member approximately $11,000 for consulting fees.

     c. The Company is currently in the process of selling a franchise license to a board member for a franchise operation in Logan, Utah.


13.  RETIREMENT PLAN

     The Company has a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $12,000, $11,000, and $10,500 for 2003, 2002 and 2001, respectively. The
     Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee's compensation. The Company may also make a discretionary contribution to the plan. The Company's contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $7,047, $8,797, and $4,502 to the plan for the years ended March 31, 2003, 2002 and 2001, respectively.


14.  ADVERTISING

     Advertising  costs,   included  in  selling,   general  and  administrative
     expenses, are expensed when incurred and amounted to $49,777, $54,255 and $39,243 for the years ended March 31, 2003, 2002 and 2001, respectively.

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

     The Company maintains several bank accounts at two financial institutions. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash balances were within insured limits as of March 31, 2003 and 2002.


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