Form 10QSB
period 2003-06-30
TUNEX INTERNATIONAL INC /UT/
filed 2003-08-19
CIK 806129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003, or



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

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     As of June 30, 2003, the Issuer had outstanding 1,861,844 shares of common stock.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                            TUNEX INTERNATIONAL, INC
                                 BALANCE SHEETS


                                              March 3l, 2003    June 30, 2003
                                                                   Unaudited

CURRENT ASSETS:

  Cash                                           $   48,266        $   64,696
  Receivables - current portion                     137,079           148,581
  Inventories                                        54,009            51,801
  Prepaid expenses                                   11,223            12,664
  Deferred income tax asset                          61,250            58,250
                                                  ---------         ---------

     Total Current Assets                           311,827           335,992
                                                  ---------         ---------


PROPERTY, PLANT AND EQUIPMENT:

  Net of accumulated depreciation                   194,810           183,890


OTHER ASSETS

  Receivables, less current portion                 205,859           204,610
  Goodwill                                          105,341           105,341
  Trademarks                                          1,458             1,339
  Other intangible assets,
     net of accumulated amortization                  8,576             6,990
  Deposits                                            3,822             3,822
  Deferred loan fees                                  5,595             5,448
  Deferred income tax asset                          66,722            66,722
                                                  ---------         ---------

     Total Other Assets                             397,373           394,272
                                                  ---------         ---------

TOTAL ASSETS                                      $ 904,010         $ 914,154
                                                  =========         =========

                                                                     (Continued)

                            TUNEX INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                              March 3l, 2003    June 30, 2003
                                                                   Unaudited

CURRENT LIABILITIES:

  Accounts payable                               $   45,414        $   41,018
  Accrued liabilities                                29,165            39,108
  Income taxes payable                                1,955             2,805
  Unearned franchise fees                            28,000            28,000
  Accrued expenses                                    2,849             3,407
  Current portion of long-term debt                  38,158            34,241
  Obligations under capital
     leases-current portion                           9,628             8,360
                                                 ----------        ----------

     Total Current Liabilities                      155,169           156,939
                                                 ----------        ----------


  Long Term Debt, Net of Current Portion             49,791            44,616
  Obligation under Capital Leases-
     Net of current portion                           3,030             3,030
                                                 ----------        ----------

  TOTAL LIABILITIES                                 207,990           204,585
                                                 ----------        ----------


  STOCKHOLDERS' EQUITY:

  Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,861,844 shares issued & outstanding            1,862             1,862
  Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     470,625 shares issued & outstanding            470,625           470,625
 Additional paid-in capital                       4,074,664         4,074,664
 Accumulated deficit                             (3,851,131)       (3,837,582)
                                                 ----------        ----------

          Total Stockholders' Equity                696,020           709,569
                                                 ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                      $  904,010        $  914,154
                                                 ==========        ==========


                             See accompanying notes.

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months ended
                                                June 30, 2003     June 30, 2002
                                                -------------     -------------
SALES AND OTHER REVENUE:

  Service and parts sales                         $ 208,748         $ 241,662
  Franchise royalties                               105,292           105,121
  Franchise sales (Net of Costs)                      1,500            11,000
  Sublease rental income                            105,068           101,921
                                                   --------          --------

     Total Revenues                                 420,608           459,704
                                                   --------          --------


COSTS AND EXPENSES:

  Cost of service and parts                         133,671           156,321
  General and administrative                        148,512           138,433
  Rental expense related to franchise
  subleases                                         105,068           101,921
  Depreciation and amortization                      13,509            14,100
  Interest expense                                    2,449             3,292
                                                   --------          --------

     Total Costs and Expenses                       403,209           414,067
                                                   --------          --------


INCOME BEFORE INCOME TAXES:                          17,399            45,637

  Income tax expense (Benefit)                        3,850            15,000
                                                   --------          --------

NET INCOME                                         $ 13,549          $ 30,637
                                                   ========          ========

EARNINGS PER SHARE:
 Basic:
    Net Income                                        $.007             $.016
    Basic shares outstanding                      1,861,844         1,861,844

 Diluted:
     Net Income                                       $.006             $.015
     Diluted shares outstanding                   2,097,157         2,097,157


                             See accompanying notes.

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three Months ended
                                                June 30, 2003     June 30, 2002
                                                -------------     -------------

CASH FLOW FROM OPERATIONS:

     Net Income                                     $13,549           $30,637
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Depreciation and amortization                   13,509            14,100
    (Increase) in receivables                       (10,253)          (15,527)
    (Increase) decrease in inventories                2,208              (670)
    (Increase) in prepaid expenses                   (1,441)           (1,437)
     Change in deferred tax asset                     3,000            12,500
    (Decrease) in accounts payable                   (4,396)           (3,060)
     Increase in accrued liabilities
      and expenses                                   11,351            10,667
     Increase (decrease) in unearned
      franchise fees                                      -           (11,000)
                                                    -------           -------
     Net cash provided by operating
      activities                                     27,527            36,210
                                                    -------           -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                (737)            4,174
                                                    -------           -------

     Net cash (used in) investing
      activities                                       (737)           (4,174)
                                                    -------           -------

CASH FLOW FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt             9,092             7,743
     Principal payments on capital leases             1,268             1,049
                                                    -------           -------

     Net cash (used in) financing
      activities                                    (10,360)           (8,792)
                                                    -------           -------


NET INCREASE IN CASH                                 16,430            23,244

CASH, BEGINNING OF PERIOD                            48,266            42,389
                                                    -------           -------

CASH, END OF PERIOD                                 $64,696           $65,633
                                                    =======           =======

                             See accompanying notes.

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

     These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003. Certain prior period balances have been reclassified to conform to current period presentation.

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

     The 95,000 exercisable stock options at March 31, 2003 and June 30, 2003 were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material changes in financial condition.

At June 30, 2003, the Company's financial condition continued to improve. Profitability increased the working capital from $156,658 on March 31, 2003 to $179,053 on June 30, 2003. Profit during the period improved stockholder's equity from $696,020 on March 31, 2003 to $709,569 on June 30, 2003.

Management believes that the working capital of the Company is adequate for the Company's current and ongoing operations and its continuing efforts to develop new service centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.

Results of operations

During the three months ended June 30, 2003, the Company's total revenue decreased to $420,608 from $459,704 for the same three-month period in 2002. This decrease was the result of a decrease in sales of service and parts in the Company Centers, primarily in Colorado Springs where the economy has been affected tremendously due to the exorbitant amount of military personnel that have vacated the area to fight the war in Iraq.

For the three-month period ended June 30, 2003, the Company shows income from operations, before income tax of $17,399 compared to $45,637 for the same period in 2002. This decrease is the result of a decrease in sales in the Company Centers and increased overall expenses.

After giving effect to income tax expenses, the net income decreased for the three-month period ended June 30, 2003 to $13,549 from $30,637 for the same period in 2002. Consequently, the Company had a net income per share, on a fully diluted basis, of $.006 for the three-month period ended June 30, 2003 as compared to $.015 for the same period in 2002.

During the three-month period ended June 30, 2003, the Company operated two service centers, which it owns. There are currently twenty-six franchises for a total of twenty-eight service centers in operation. The company continues to identify new locations for either Company development for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the Company. The Company is actively promoting and offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and it continues to offer master franchises for areas, cities, or states in other parts of the country. Individual licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size of the areas involved.

Recent Developments

There are currently three franchises that are in development. In all cases property has been acquired and final preparations are being made to begin construction of the facilities. One is scheduled to open in November, while the other two will open in the first quarter of 2004.

Tunex International Inc. has received earnest money and a letter of intent on a new franchise. The area has a first right of refusal, which has a thirty expiration period. Either way a new license will be signed within thirty days.

                         ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit      SEC Ref.     Title of Document
   No.           No.

   31.1          31        Certification of the Chief Executive Officer
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2          31        Certification of the Chief Financial Officer
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1          32        Certifications of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Form 8-K:   None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TUNEX INTERNATIONAL, INC.



Date: August 15, 2003               By: /s/ R. Steven Love
                                        Chief Executive Officer



Date: August 15, 2003               By: /s/ George V. South
                                        Chief Financial Officer