Form 10QSB
period 2003-09-30
TUNEX INTERNATIONAL INC /UT/
filed 2003-11-14
CIK 806129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB




     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003, or



     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the transition period from               to



                           Commission file No. 0-15369


                            TUNEX INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)


             Utah                                               87-0416684
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)



           556 East 2100 South, Salt Lake City, Utah      84106-1423
           (Address of Principal Executive Offices)       (Zip Code)

Issuer's Telephone Number:  (801) 486-8133

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     As of September 30, 2003, the Issuer had outstanding 1,861,844 shares of common stock.

                        PART I. FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS


     Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of September 30, 2003, and the related statements of operations and cash flows for the three month and six month periods ended September 30, 2003. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                            TUNEX INTERNATIONAL, INC
                                 BALANCE SHEETS


                                         March 3l, 2003       September 30, 2003
                                                                  Unaudited
CURRENT ASSETS:

  Cash                                      $   48,266           $   90,397
  Receivables - current portion                137,079              144,192
  Inventories                                   54,009               52,194
  Prepaid expenses                              11,223                9,690
  Deferred income tax asset                     61,250               55,500
                                             ---------            ---------

     Total Current Assets                      311,827              351,973
                                             ---------            ---------

PROPERTY, PLANT AND EQUIPMENT:

  Net of accumulated depreciation              194,810              186,340

OTHER ASSETS

  Receivables, less current portion            205,859              196,634
  Goodwill                                     105,341              105,341
  Trademarks                                     1,458                1,221
  Other intangible assets,
     net of accumulated amortization             8,576                8,404
  Deposits                                       3,822                3,822
  Deferred loan fees                             5,595                5,554
  Deferred income tax asset                     66,722               66,722
                                             ---------            ---------

     Total Other Assets                        397,373              387,698
                                             ---------            ---------

TOTAL ASSETS                                 $ 904,010            $ 926,011
                                             =========            =========



  The accompanying notes are an integral part of these financial statements.

                            TUNEX INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                         March 3l, 2003      September 30, 2003
                                                                  Unaudited

CURRENT LIABILITIES:

  Accounts payable                          $   45,414           $   27,617
  Accrued liabilities                           29,165               37,139
  Income taxes payable                           1,955                3,705
  Unearned franchise fees                       28,000               28,000
  Accrued expenses                               2,849                2,666
  Current portion of long-term debt             38,158               37,768
  Obligations under capital
     leases-current portion                      9,628                7,032
                                            ----------           ----------

     Total Current Liabilities                 155,169              143,927

  Deferred rent expense                              -                7,516
  Long term debt, net of current portion        49,791               48,280
  Obligation under capital leases -
     net of current portion                      3,030                3,030
                                            ----------           ----------

  TOTAL LIABILITIES                            207,990              202,753
                                            ----------           ----------

  STOCKHOLDERS' EQUITY:

  Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,861,844 shares issued & outstanding       1,862                1,862
  Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     470,625 shares issued & outstanding       470,625              470,625

 Additional paid-in capital                  4,074,664            4,074,664
 Accumulated deficit                        (3,851,131)          (3,823,893)
                                            ----------           ----------

          Total Stockholders' Equity           696,020              723,258
                                            ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $  904,010           $  926,011
                                            ==========           ==========


  The accompanying notes are an integral part of these financial statements.

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months             Six Months
                                         ended September 30,     ended September 30,
                                       ----------------------  ----------------------
                                          2003        2002        2003        2002
                                       ----------  ----------  ----------  ----------
SALES AND OTHER REVENUE:
 Service and parts sales               $ 213,754   $ 248,034   $ 422,502   $ 489,696
 Franchise royalties                     112,678     105,115     217,970     210,236
 Franchise sales (Net of Costs)           11,500       2,500      13,000      13,500
 Sublease rental income                  105,068     101,920     210,136     203,841
 Other revenue                            14,235      10,150      14,235      10,150
                                        --------    --------     -------    --------

     Total Revenues                      457,235     467,719     877,843     927,423
                                        --------    --------    --------    --------


COSTS AND EXPENSES:

  Cost of service and parts              153,963      76,583     287,634     232,904
General and administrative               165,261     242,412     313,773     378,426
  Rental expense related to
     franchise subleases                 105,068     101,920     210,136     203,841
Depreciation and amortization             13,255       9,260      26,764      23,360
Interest expense                           2,349       3,780       4,798       7,072
                                        --------    --------    --------    --------

     Total Costs and Expenses            439,896     433,955     843,105     845,603
                                        --------    --------    --------    --------


INCOME BEFORE INCOME TAXES:               17,399      33,764      34,738      81,820

  Income tax expense                       3,650      11,000       7,500      26,000
                                        --------    --------    --------    --------

NET INCOME                              $ 13,689    $ 22,764    $ 27,238    $ 55,820
                                        ========    ========    ========    ========

EARNINGS PER SHARE:
 Basic:
    Net Income                            $0.007      $0.012      $0.015      $0.030
    Basic shares outstanding           1,861,844   1,861,580   1,861,844   1,861,580

 Diluted:
     Net Income                           $0.007      $0.011      $0.013      $0.027
     Diluted shares outstanding        2,097,157   2,097,157   2,097,157   2,097,157


  The accompanying notes are an integral part of these financial statements.

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       For the Six Months
                                                       ended September 30,
                                                     2003              2002
                                                     ----              ----

CASH FLOW FROM OPERATIONS:

  Net Income                                       $ 27,238          $ 55,820
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
  Depreciation and amortization                      26,764            23,360
  (Increase) in receivables                          (7,113)           (2,085)
Decrease in inventories                               1,815               818
  Decrease in prepaid expenses                        1,533             1,243
  Change in deferred tax asset                        5,750            22,000
  (Decrease) in accounts payable                    (17,797)          (12,913)
  Increase in accrued liabilities
   and expenses                                       7,791               250
  Increase in income taxes payable                    1,750             4,000
 (Decrease) in unearned franchise fees                    -           (11,000)
  Increase in deferred rent expense                   7,516                 -
                                                    -------           -------

     Net cash provided by operating
      activities                                     55,247            81,493
                                                    -------           -------

CASH FLOW FROM INVESTING ACTIVITIES:

  Collection of notes receivable                      9,255            10,816
  Purchase of equipment and software                (17,844)          (23,505)
                                                    -------          --------

     Net cash (used in) investing
     activities                                      (8,619)          (12,689)
                                                    -------          --------

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt               (1,901)          (16,134)
  Principal payments on capital leases               (2,596)           (2,150)
                                                    -------          --------

     Net cash (used in) financing
     activities                                      (4,497)          (18,284)
                                                    -------          --------

Net cash provided during six month period            42,131            50,520

Cash, beginning of period                            48,266            42,389
                                                    -------           -------

Cash, end of period                                 $90,397           $92,909
                                                    =======           =======

  The accompanying notes are an integral part of these financial statements.

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

     The 95,000 exercisable stock options at June 30, 2003 and September 30, 2003 were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Material Changes in Financial Condition

At September 30, 2003 the Company's financial condition has improved, primarily as a result of an increase in current assets, specifically cash, and a decrease in current liabilities. Consequently, working capital increased from $156,658 on March 31, 2003 to $208,046 on September 30, 2003.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop new service centers for conversion to franchised centers for these conversions and the granting of franchise licenses.

Results of Operations

During the six months period ended September 30, 2003, total revenue decreased from $927,423 to $877,843 as compared to the same six months period in 2002. This is primarily the result of a decrease in sales in the Company's Colorado Springs service center. That community has experienced a larger than normal recession due to the large percentage of the population that has been assigned duties in the Middle East conflict. There are several military installations in the Colorado Springs area that created this exodus. Since most Middle East assignments were for a year or more, spouses and families left behind vacated the area as well to live close to immediate family members.

During the three months ended September 30, 2003, total revenue decreased from $467,719 to $457,235 as compared to the same three months period in 2002. Even though franchise royalties and franchise sales were up during this three month period, revenues in the Colorado Springs service center were lower than expected and more than erased those gains creating the reduction in revenues.

Net income before income tax for the three months period ending September 30, 2003 was $17,399 as compared to $33,764 for the same three-month period in 2002. This decrease is the result of reduced sales in the Colorado Springs service center and higher cost of goods sold and expenses in the Sugarhouse and Headquarters operations. Net income, as reflected after income taxes for the three months ending September 30, 2003 was $13,689 as compared to $22,764 for the same three months period in 2002. Consequently, the Company had $.007 income per share on a fully diluted basis for the three months ended September as compared to $.011 income per share for the same three months period in 2002.

For the six months period ending September 30, 2003, the Company shows the income before income tax of $34,738 compared to an income before income tax of $81,820 for the same six months period in 2002. This decrease is due a decrease in sales in the Colorado Springs service center and an increase in the cost of service and parts in the Company owned service centers. The income for the six months period ending September 30, 2003 as reflected after income tax is $27,238 as compared to $55,820 for the same six months period in 2002. Consequently, the Company had $.013 income per share on a fully diluted basis for the six months ended September 30, 2003 as compared to $.027 income per share for the same six months period in 2002.

During the six months period ended September 30, 2003, the company operated two service centers which it owns, and is supporting the operations of twenty-six franchised service centers.

In looking ahead, there are two franchised centers scheduled to open in January 2004. There are several others that are in various stages of development. The Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the Company.

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

As of September 30, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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



FORM 8-K    None


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TUNEX INTERNATIONAL, INC.


Date: November 13, 2003             By: /s/ R. Steven Love,
                                          Chief Executive Officer


Date: November 13, 2003             By: /s/ George V. South,
                                          Chief Financial Officer