Form 10QSB
period 2003-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2004-02-17
CIK 806129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB





     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003, or



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

     Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     As of December 31, 2003, the Issuer had outstanding 1,861,844 shares of common stock.

                            PART I. FINANCIAL INFORMATION


                             ITEM 1. FINANCIAL STATEMENTS

     Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of December 31, 2003, and the related statements of operations and cash flows for the three month and nine month periods ended December 31, 2003. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

                            TUNEX INTERNATIONAL, INC
                                 BALANCE SHEETS


                                              March 3l, 2003   December 31, 2003
                                                                    Unaudited

CURRENT ASSETS:

  Cash                                           $   48,266       $   197,990
  Receivables - current portion                     137,079           145,572
  Inventories                                        54,009            35,289
  Prepaid expenses                                   11,223             4,631
  Deferred income tax asset                          61,250            31,500
                                                  ---------         ---------

     Total Current Assets                           311,827           414,982
                                                  ---------         ---------


PROPERTY, PLANT AND EQUIPMENT:

  Net of accumulated depreciation                   194,810           158,845


OTHER ASSETS

  Receivables, less current portion                 205,859           191,391
  Goodwill                                          105,341           105,341
  Trademarks                                          1,458             1,103
  Other intangible assets,
     Net of accumulated amortization                  8,576             9,318
  Deposits                                            3,822             2,030
  Deferred loan fees                                  5,595             5,407
  Deferred income tax asset                          66,722            64,972
                                                  ---------         ---------

     Total Other Assets                             397,373           379,562
                                                  ---------         ---------

TOTAL ASSETS                                      $ 904,010         $ 953,389
                                                  =========         =========

                            TUNEX INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                              March 3l, 2003   December 31, 2003
                                                                   Unaudited

CURRENT LIABILITIES:

  Accounts payable                               $   45,414        $   24,520
  Accrued liabilities                                29,165            19,230
  Income taxes payable                                1,955             6,000
  Unearned franchise fees                            28,000            28,000
  Accrued expenses                                    2,849             1,969
  Current portion of long-term debt                  38,158            36,892
  Obligations under capital
     leases-current portion                           9,628             5,638
                                                 ----------        ----------

     Total Current Liabilities                      155,169           122,249

  Deferred rent expense                                   -             9,663
  Long term debt, net of current portion             49,791            41,351
  Obligation under capital leases -
     net of current portion                           3,030             3,030
                                                 ----------        ----------

  TOTAL LIABILITIES                                 207,990           176,293
                                                 ----------        ----------

  STOCKHOLDERS' EQUITY:

  Common Stock, par value $.001,
     50,000,000 shares authorized,
     1,861,844 shares issued & outstanding            1,862             1,862
  Preferred Stock, Class B, par value
     $1.00, 1,000,000 shares authorized,
     470,625 shares issued & outstanding            470,625           470,625

 Additional paid-in capital                       4,074,664         4,074,664
 Accumulated deficit                             (3,851,131)       (3,770,055)
                                                 ----------        ----------

          Total Stockholders' Equity                696,020           777,096
                                                 ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                      $  904,010        $  953,389
                                                 ==========        ==========

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months             Nine Months
                                         ended December 31,      ended December 31,
                                       ----------------------  ---------------------
                                          2003        2002        2003        2002
                                       ----------  ----------  ----------  ---------
SALES AND OTHER REVENUE:
 Service and parts sales               $ 133,492   $ 179,025   $ 555,994   $ 668,721
 Franchise royalties                      92,113      86,661     310,083     296,897
 Franchise sales (Net of Costs)          114,083           -     127,083      13,500
 Sublease rental income                  105,068     101,921     315,204     305,762
 Other revenue                             5,833       4,687      20,068      14,837
                                       ----------  ----------  ----------  ---------

     Total Revenues                      450,589     372,294   1,328,432   1,299,717
                                       ----------  ----------  ----------  ---------

COSTS AND EXPENSES:

Cost of service and parts                100,925      82,694     388,559     315,598
General and administrative               144,996     191,513     458,769     569,939
Rental expense related to
   franchise subleases                   105,068     101,921     315,204     305,762
Depreciation and amortization             14,700      13,509      41,464      36,869
Interest expense                           1,325       4,173       6,123      11,245
                                       ----------  ----------  ----------  ---------

     Total Costs and Expenses            367,014     393,810   1,210,119   1,239,413
                                       ----------  ----------  ----------  ---------


INCOME (LOSS) BEFORE INCOME TAXES:        83,575     (21,516)    118,313      60,304

  Income tax expense (Benefit)            29,737     (11,000)     37,237      15,000
                                       ----------  ----------  ----------  ---------

NET INCOME (LOSS)                      $  53,838   $ (10,516)  $  81,076   $  45,304
                                       ==========  ==========  ==========  =========
EARNINGS PER SHARE:
 Basic:
    Net Income (Loss)                     $0.029    $(0.006)      $0.044      $0.024
    Basic shares outstanding           1,861,844   1,861,580   1,861,844   1,861,580

 Diluted:
     Net Income (Loss)                    $0.026      $0.006      $0.039      $0.022
     Diluted shares outstanding        2,097,157   1,861,580   2,097,157   2,097,156

                            TUNEX INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       For the Nine Months
                                                       ended December 31,
                                                     2003              2002
                                                   ---------         ---------


CASH FLOW FROM OPERATIONS:

  Net Income                                       $ 81,076          $ 45,304
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
  Depreciation and amortization                      41,464            36,869
  (Increase) in receivables                          (8,493)           (5,560)
  Decrease in inventories                            18,720             1,943
  (Increase)decrease in prepaid expenses              6,592            (1,690)
  Decrease in deferred tax asset                     31,500            12,000
  (Decrease) in accounts payable                    (20,894)          (17,234)
  (Decrease) in accrued liabilities
   and expenses                                     (10,815)           (1,749)
  Increase in income taxes payable                    4,045             3,000
  (Decrease) in unearned franchise fees                   -           (11,000)
  Increase in deferred rent expense                   9,663             5,184
                                                   ---------         ---------

     Net cash provided by operating
      activities                                    152,858            67,067
                                                   ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES:

  Collection of notes receivable                     14,468             6,007
  Purchase of equipment and software                (26,532)          (26,360)
  Sale of equipment                                  22,626                 -
                                                   ---------         ---------

     Net cash provided by(used in)
      investing activities                           10,562           (20,353)
                                                   ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt               (9,706)          (24,781)
  Principal payments on capital leases               (3,990)           (6,315)
                                                   ---------         ---------

     Net cash (used in) financing
      activities                                    (13,696)          (31,096)
                                                   ---------         ---------


Net cash provided during six month period           149,724            15,618

Cash, beginning of period                            48,266            42,389
                                                   ---------         ---------

Cash, end of period                                $197,990          $ 58,007
                                                   =========         =========

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

     The 95,000 exercisable stock options at December 31, 2002 were excluded from the computation of diluted EPS for the three month period ended December 31, 2002 because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

4.   Sale of Operating Franchise Center

     In November, 2003 the Company sold an operating franchise in Colorado Springs, Colorado. The sales price of the assets was $175,000 and was received in cash. The breakdown of the sales price as reflected in the sales contract was as follows:

            Furniture & Equipment               $  38,000
            Inventory                              18,000
            Franchise Fee                          19,000
            Non-Compete Agreement                  20,000
            Goodwill                               80,000
                                                  -------

                              Total             $ 175,000

     The Company recognized a gain on the sale of $114,083 after commission. The gain has been reflected in the statement of operations as a franchise sale.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Material Changes in Financial Condition

During the Company's fiscal third quarter, it sold one of its Company owned Tunex service centers in an asset sale. Since the majority of the asset value of that center had been depreciated, the sale of assets and goodwill reaped a substantial gain of $114,083. As a result, at December 31, 2003, the Company's financial condition increased. Total assets increased from $926,011 on September 30, 2003 to $953,389 on December 31, 2003, while liabilities decreased from $202,753 on September 30, 2003 to $176,293 on December 31, 2003. This resulted in an increase of stockholder's equity from $723,258 on September 30, 2003 to $777,096 on December 30, 2003.

The asset sale of a Company service center provided an increase in cash and a decrease in inventory. The sales primarily were responsible for working capital of the Company increasing from $208,046 on September 30, 2003 to $292,733 on December 31, 2003. This will provide adequate working capital for its current and ongoing operations, to develop new centers for conversion to franchised centers, and to finance sales efforts for these conversions and franchise sales.

Results of Operations

During the nine-month period ended December 31, 2003, service and parts sales were down compared to the same period in 2002. However, the Company's total revenue increased from $1,299,717 to $1,328,432 compared to the same nine-month period in 2002. Again the largest contributor to this increase came from the sale of a Company center. This resulted in income before income taxes for the three-month period ended December 31, 2003 of $83,575 compared to a $21,516 loss for the same three-month period in 2002 and income before income tax for the nine-month period ending December 31, 2003 of $118,313 as compared to $60,304 for the same period in 2002.

After giving effect to the change as a result of the deferred tax benefit or income tax, the net income for three-month period ended December 31, 2003 is $53,838 compared to a loss of $10,516 for the same period in 2002. Consequently, the Company had a $0.026 gain per share on a fully diluted basis for the three months ended December 31, 2003 as compared to a $(0.006) loss per share on a fully diluted basis during the same three-month period in 2002. After giving effect to income tax, net income for the nine-month period ending December 2003 is $81,076 compared to $45,304 during the same nine-month period in 2002. Consequently, the Company had a $0.039 gain per share for the nine-month period ending December 31, 2003 as compared to $0.022 gain per share for the same period in 2002.

In looking ahead, the Company helped open a new franchised location in January 2004 and is scheduled to open an additional franchised center in March 2004. There are two additional Tunex franchised centers currently in development and scheduled to open in the summer of 2004.

The Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on the circumstances and the availability of cash other financing to the Company.

The Company is actively offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master or area franchises in cities or states in other areas of the country. Individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master or area franchises is dependent on the size of the areas involved.

ITEM 3.  CONTROLS AND PRODEDURES

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT: Copies of the following documents are included or furnished as exhibits to this report pursuant to item 601 of Regulation S-B.

Exhibit #         SEC Ref. #        Title of document

31.1              31                Certification of the Chief Executive Officer
                                    pursuant to section 302 of the Sarbanes-
                                    Oxley Act of 2002.

31.2              31                Certification of the Chief Financial Officer
                                    Pursuant to section 302 of the Sarbanes-
                                    Oxley Act of 2002

32.1              32                Certification of the Chief Executive Officer
                                    and Chief Financial Officer Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.


FORM 8 - K        None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      TUNEX INTERNATIONAL, INC.


Date: February 12,2003          By: /s/ R. Steven Love, Chief Executive Officer


Date: February 12,2003          By: /s/ George V. South, Chief Financial Officer