Form 10KSB
period 2004-03-31
TUNEX INTERNATIONAL INC /UT/
filed 2004-07-13
CIK 806129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

                           Commission File No. 0-15369

                            TUNEX INTERNATIONAL, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

               Utah                                       87-0416684
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

    556 East 2100 South, Salt Lake City, Utah            84106-1423
    -----------------------------------------            ----------
     (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (801) 486-8133

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.001 Par Value
                          -----------------------------
                                (Title of class)

     Check whether the Issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $ 1,240,157

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 2004 was $360,999.

         As of March 31, 2004, the Issuer had outstanding 1,861,844 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                                                                          PAGE
ITEM NUMBER AND CAPTION                                                   NUMBER

PART I

1.   DESCRIPTION OF BUSINESS                                                  3

2.   DESCRIPTION OF PROPERTY                                                  6

3.   LEGAL PROCEEDINGS                                                        6

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      6


PART II

5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                 7

6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATION                                                     7

7.   FINANCIAL STATEMENTS                                                     8

8.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
     DISCLOSURE                                                               8

PART III

9.   DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)
     OF THE EXCHANGE ACT                                                      9

10.  EXECUTIVE COMPENSATION                                                  10

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          10

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          11

13.  EXHIBITS AND REPORTS ON FORM 8-K                                        11

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS
GENERAL

         Tunex International, Inc. (the "Company") is engaged in the business of providing to the general public, diagnostic tests and evaluations of the performance of automotive engines and engine related systems, and all related inspections, services and repairs through "Tunex Service Centers" that are owned and operated by the Company or are owned by licensed franchisees and operated by them. Currently there are 29 company and franchisee-owned Tunex Service Centers in operation. The Company continues to offer, through licensing, individual Tunex Service Center franchises and area master franchises to qualified individuals or entities.

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

BUSINESS OPERATIONS

General

         Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and analyzing systems, such as ignition, fuel injection, carburetion, emission, computer controls, air conditioning, heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as lubrication, brakes, emissions testing and safety inspections. These services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least six, and in many cases, eight or ten service bays equipped with modern diagnostic/service equipment and instruments, meeting the Company's specifications. At the present time, there are 29 Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of Puerto Rico. Of the 29 Tunex centers open, 27 are owned and operated by franchisees and two are company owned and operated.

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

         Recent Developments

         After opening one new center in fiscal 2004, there are three additional franchised centers in development that are scheduled to open in fiscal year 2005. The scheduled opening for these centers will bring the total of Tunex centers in operation to 32. There are also four additional licenses that have been sold. The franchisees of these centers are in various stages of securing property and funding. In addition, the Company has had several inquiries from franchise prospects. As a result, the future Tunex growth potential is favorable.

         The Company understands that training is the key to success in our industry. Therefore, the Company has been in the process of developing and securing on-line training of Tunex procedures and customer service. Technical and financial restrictions prevented this from being completed earlier. As a result of the Company's investment in the new Delphi diagnostic and processing system, a complete library of technical training courses are now available on-line. This should make a tremendous impact in raising the level of education and proficiency of technicians and managers within the Tunex system.

                         ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal offices, training center, warehouse, and the Company operated service center are located at 544-556 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $4,100 per month with annual increases through 2007.

         The Company presently leases the following properties for the Tunex Service Centers having principal terms as follows. Some properties are subleased to franchisees where indicated:

                                   Monthly     Expiration
Location                           Rental      Date                 Premises
--------                           -------     ----------           --------

7061 Sheridan Boulevard            $1,830      February 2007        Subleased
Westminster, Colorado

535 North Murray Boulevard         $2,683      July 2005            Subleased
Colorado Springs, Colorado

2664 East 17th Street              $2,939      January 2006         Subleased
Idaho Falls, Idaho

4909 South Highland Drive          $1,554      April 2007           Subleased
Salt Lake City, Utah

2494 South Highway 91              $3,836      May 2016             Subleased
Bountiful, Utah

1141 W. Antelope Dr.               $4,654      February 2006        Subleased
Layton,  Utah

501 Malley Drive                   $3,193      May 2006             Subleased
Northglenn, CO

5762 So. Harrison Blvd.            $3,864      February 2012        Subleased
South Ogden, Utah

3549 So, 5600 West                 $4,121      April 2012           Subleased
West Valley, Utah

7850 So. 3300 West                 $4,524      February 2013        Subleased
West Jordan, Utah

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

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 2003 and 2004, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

         Quotations for the Company's common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

         Quarter Ended:                High Bid             Low Bid
         --------------                --------             -------
                                       (Common Stock)       (Common Stock)
         June 30, 2003                 $0.25                $0.25
         September 30, 2003            $0.25                $0.25
         December 31, 2003             $0.26                $0.26
         March 31, 2004                $0.40                $0.40


         June 30, 2002                 $0.33                $0.33
         September 30, 2002            $0.59                $0.59
         December 31, 2002             $0.41                $0.41
         March 31, 2003                $0.41                $0.41

         As of May 31, 2004, the Company has approximately 656 holders of record of its common stock.

         The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.


                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Total revenue has decreased to $1,240,157 in 2004 from $1,295,998 in 2003. This is the result of a decrease in service and parts since franchising one of the Company's Tunex center businesses. The Company does not intend to own more than one or two Tunex center outlets and will most likely franchise any Tunex centers it owns that exceed that number.

         The Company shows operating income for the year 2004 of $116,319 as compared to an operating income of $85,766 in 2003. This is the result of an increase in franchise sales and the resulting decrease in cost of service and parts.

         When taking into account the other income or expenses in the fiscal year ended March 31, 2004, the Company had income before income taxes of $125,853 as compared to $77,417 in the fiscal year 2003.

         In the fiscal year 1994, the Company benefited from a considerable increase in deferred tax benefit recognized on the books. This results in a tax provision for the fiscal year ended March 31, 2004 in the amount of $74,833 as compared to a tax provision of $31,144 in fiscal 2003. This resulted in net income of $51,020 in 2004 as compared to net income of $46,273 in 2003. The federal income portion of this expense is offset by these tax benefits and no federal income taxes are payable.

         After giving affect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized net income of $51,020 in 2004 as compared to net income of $46,273 in 2003. The Company had $.02 earnings per common share after taxes on a diluted basis in 2004 and in 2003.

         The Company contracted with SBC Solutions to customize their windows based point-of-sale shop management software program for Tunex. This will become the Tunex proprietary program for all Tunex centers in the future. This will be a tremendous upgrade from the DOS based program that Tunex currently uses. In addition to the normal sales reports and vehicle and technician control, some of the features that this programs has are ease of use, interfaced capability with Triad and Wrenchhead cataloging systems, and touch screen capabilities. In addition, the Company has purchased the newest in wireless systems technology from Delphi, one of the international leaders in automotive technology. The Tunex systems, the new point-of-sale software, and Delphi's wireless diagnostic process system will put Tunex in a league above anybody else in the automotive diagnostic and repair business.

         Another added feature of the Delphi system is the on line technical training available to the Tunex technicians. There are literally hundreds of training courses on almost every technical diagnostic and repair on a vehicle. Increasing the knowledge of Tunex technicians will benefit the technician, franchise owners, and Tunex customers. Performing the diagnostic and repair of a vehicle quickly and accurately saves the customer money, increases the number of vehicles that a center can accommodate, and thus ultimately increases the profit of the Tunex center.

         The Company continues to actively pursue prospects for potential franchisees. Expansion has primarily been in the intermountain states. However, increased interest has been prevalent primarily in the southeast and southwest parts of the United States. In addition to one new center opening in July, there are currently four other centers in development with anticipated opening dates in fiscal years 2005 and 2006.


Controls and Procedures

         With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have established on June 20, 2003 some new guidelines regarding cash control, check authorization, and check and balance control with banking accounts. Those guidelines were reviewed and reaffirmed on June 22, 2004. With these changes, the Chief Executive Officer and the Chief Financial Officer conclude that disclosure controls and procedures are effective in connection with the Company's filing of its end of the year 10KSB for the fiscal year ending March 31, 2004.

Liquidity and Capital Resources

         The company's cash increased from $48,266 in 2003 to $191,878 in 2004. The Company's working capital increased from $156,658 in 2003 to $322,698 in 2004. This is the result of increases in cash and accounts receivables and decreases in current liabilities. The cash increase came primarily from franchise sales. Net earnings has resulted in an increase in the Company's stockholder's equity from $696,020 in 2003 to $747,040 in 2004.

         Management believes that added royalties from new franchisees and the current status of working capital, that the Company has adequate working capital for its current and ongoing operations.

                          ITEM 7. FINANCIAL STATEMENTS

         The balance sheets of the Company as of March 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the three years ending March 31, 2004, 2003, and 2002, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-1. (See the index to financial statements on page 15.)


               ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         None.

                                    PART III

                    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name                      Age    Position Held                         Since
----                      ---    -------------                         -----

Edward Dallin Bagley      65     Chairman of the Board                 1990

R. Steven Love            54     President, Chief Executive Officer    2000
                                 and Director

George V. South           54     Secretary, Controller                 1993

Larry R. Hendricks        61     Director                              1990

Rudolf Zitzmann           69     Director                              1985



All directors and executive officers serve until the next annual meeting of the shareholders and directors, respectively, and until their successors are elected and qualified.

         Edward Dallin Bagley became a director of the Company in May 1990. He has been actively involved in the securities industry for the past twenty years. From 1986 to 1990, Mr. Bagley owned and operated Bagley Securities, Inc., a Salt Lake City stock brokerage firm. Mr. Bagley is now an investment and financial consultant and also an attorney and member of the Utah State Bar. In addition, he is a director of ION Laser Technology, Inc., Clear One Communications, Inc., and Mining Services International Corporation, all publicly held corporations.

         R. Steven Love became President, Chief Executive Officer and Director of the Company on January 1, 2000. Prior to that, Mr. Love was the owner, President and CEO of Amware, Inc., a major parts warehouse distributor in Salt Lake City and the surrounding areas. On December 31, 1998, Mr. Love sold his company to the Frank Edwards Company, a regional warehouse distributor and, until December 1999, assisted that company in the transition.

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

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the chief executive officer of the Company during the last three years:
                                                                   Long-Term
                                      Annual Compensation         Compensation
                                     -----------------------     --------------
Name and
Principal Position      Year          Salary         Bonus         Options
------------------      ----          ------         -----         -------
R. Steven Love (1)      2000/04       $75,000        None           None
C.E.O.

(1) Mr. Love became President and Chief Executive Officer on January 1, 2000 and will also serve as a director.

No officer has received annual salaries and bonuses in excess of $100,000.

        Stock option agreements for a total of 95,000 shares have been issued to two Directors at an exercise price of $.50 per share. Options are exercisable immediately and are to expire July 31, 2004.

                  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year  -  End Option Values

                                                                                                     Value of
                                                                          Number of               Unexercisable
                             Shares Acquired          Value              Unexercised               in-the money
   Name                        on Exercise          Realized         Options @ FY - End         Options @ FY - End
   ----                        -----------          --------         ------------------         ------------------
Rudolf Zitzmann                   None               $00.00             35,000 shares                $17,500
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

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2004, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company's voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

Title of   Name & Address of                Nature Of Beneficial    Percent Of
 Class     Beneficial Owners                        Owner              Class
--------   -----------------                --------------------    ----------
Common     Carolyn C. Bagley (1)                   166,666              9.0
           2350 Oakhill Dr.
           Salt Lake City, Utah 84121

Common     Edward Dallin Bagley (2)                421,834             22.7
           2350 Oakhill Dr.
           Salt Lake City, Utah 84121

Common     Larry R. Hendricks (2)                  218,785             11.8
           1107 Eaglewood Loop
           North Salt Lake, Utah 84054

Common     Rudolph Zitzmann (2)                     72,000              3.9
           2111 Sahara Drive
           Salt Lake City, Utah 84124

Common     R. Steve Love (2)                       150,000              8.1
           6742 Courtland Ave.
           Salt Lake City, Utah 84121

Common     All Directors and Officers
           (as a group)                          1,029,285             55.3


(1) Carolyn C. Bagley is the spouse of Edward Dallin Bagley, a Director of the Company.

(2) These persons are all of the Directors and Executive Officers of the Company.

             ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         One of the centers in development is owned by Larry Hendricks, a member of the Tunex Board of Directors.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

         See Table of Contents to financial statements appearing on Page 15.

EXHIBITS:

         None

REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the last fiscal quarter of its fiscal year ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of section 13(e) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TUNEX INTERNATIONAL, INC.
                                                Registrant


                                                By:  /s/   R. Steven Love
                                                    ----------------------------
                                                    R. Steven Love, President
                                                    (Principal Executive)

                                                By:  /s/   George V. South
                                                    ----------------------------
                                                    George V. South
                                                    Chief Financial Officer


                                                Date: July 12, 2004


         In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




By: /s/ R. Steven Love                                   Date:  July 12, 2004
   ----------------------------------
   R. Steven Love, Director




By: /s/ Rudolf Zitzmann                                  Date:  July 12, 2004
   ----------------------------------
   Rudolf Zitzmann, Director




By: /s/ Edward Dallin Bagley                             Date:  July 12, 2004
   ----------------------------------
   Edward Dallin Bagley, Director




By: /s/ Larry R. Hendricks                               Date:  July 12, 2004
   ----------------------------------
   Larry R. Hendricks, Director

                            TUNEX INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

             WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

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

Statements of Cash Flows                                              F-5

Notes to the Financial Statements                                     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To The Board of Directors
Tunex International, Inc.


We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for each of the three years ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sorensen, Vance & Company, P.C.

Salt Lake City, Utah
June 24, 2004

                                                    TUNEX INTERNATIONAL, INC.
                                                         BALANCE SHEETS
                                                     MARCH 31, 2004 and 2003

                                                                                                  2004              2003
                                                                                              ------------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                                   $    191,878     $     48,266
  Receivables                                                                                      166,805          109,079
  Inventories                                                                                       34,907           54,009
  Deferred tax asset                                                                                34,068           61,250
  Other current assets                                                                               6,415           11,223
                                                                                              ------------     ------------
      Total current assets                                                                         434,073          283,827
                                                                                              ------------     ------------

Property and equipment, at cost, less accumulated
  depreciation and amortization of $396,352 and
  $429,910 for 2004 and 2003, respectively                                                         150,011          194,810

Other assets:
  Receivables, long-term                                                                           170,635          205,859
  Goodwill, net of accumulated amortization of $35,407
    for 2004 and 2003                                                                              105,341          105,341
  Other intangible assets, net of accumulated amortization
    of $14,570 and $12,006 for 2004 and 2003, respectively                                          12,179           15,629
  Deferred tax asset, net of valuation allowance of
    $1,119 and $206,002 for 2004 and 2003, respectively                                             24,637           66,722
  Deposits                                                                                           1,606            3,822
                                                                                              ------------     ------------
      Total other assets                                                                           314,398          397,373
                                                                                              ------------     ------------
      Total Assets                                                                            $    898,482     $    876,010
                                                                                              ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                            $     36,235     $     45,414
  Accrued payroll and related liabilities                                                           22,325           29,165
  Accrued expenses                                                                                   8,441            4,804
  Deferred rent expense                                                                             11,084               --
  Current portion of long-term debt                                                                 30,260           38,158
  Obligations under capital leases - current portion                                                 3,030            9,628
                                                                                              ------------     ------------
      Total current liabilities                                                                    111,375          127,169

  Contingency for subleases (Note 8)                                                                    --               --
  Long-term debt, net of current portion                                                            40,067           49,791
  Obligations under capital leases, net of current portion                                              --            3,030
                                                                                              ------------     ------------
      Total liabilities                                                                            151,442          179,990
                                                                                              ------------     ------------

Stockholders' equity:
  Preferred stock, Class B, par value $1.00 per share; 1,000,000 shares
    authorized; 470,625 shares issued and outstanding for 2004 and 2003                            470,625          470,625
  Common stock, par value $.001 per share; 50,000,000 shares authorized;
    1,861,844 shares issued and outstanding for 2004 and 2003                                        1,862            1,862
  Additional paid-in capital                                                                     4,074,664        4,074,664
  Accumulated (deficit)                                                                         (3,800,111)      (3,851,131)
                                                                                              ------------     ------------
      Total stockholders' equity                                                                   747,040          696,020
                                                                                              ------------     ------------
        Total Liabilities and Stockholders' Equity                                            $    898,482     $    876,010
                                                                                              ============     ============


                            The accompanying notes are an integral part of the financial statements.

                                                               F-2

                                                    TUNEX INTERNATIONAL, INC.
                                                    STATEMENTS OF OPERATIONS
                                        FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002



                                                                                2004              2003             2002
                                                                            ------------      ------------     ------------
Sales and other revenues:
  Service and parts                                                         $    673,054      $    844,041     $    939,437
  Royalty income                                                                 416,393           381,457          336,782
  Franchise sales and licensing income                                           150,710            70,500           83,670
                                                                            ------------      ------------     ------------
      Total revenue                                                            1,240,157         1,295,998        1,359,889

Cost of service and parts                                                        322,939           394,108          452,061
                                                                            ------------      ------------     ------------
      Gross profit                                                               917,218           901,890          907,828

Selling, general and administrative expenses                                     800,899           816,124          883,516
                                                                            ------------      ------------     ------------
      Operating income                                                           116,319            85,766           24,312
                                                                            ------------      ------------     ------------

Other income (expense):
  Sublease rental income                                                         432,346           407,682          384,908
  Rental expense related to franchise subleases                                 (432,346)         (412,392)        (391,218)
  Interest income                                                                 16,405            11,651            5,756
  Interest (expense)                                                              (6,871)          (15,290)         (16,929)
  Loss on disposition of equipment                                                    --                --              (66)
                                                                            ------------      ------------     ------------
      Total other income (expense)                                                 9,534            (8,349)         (17,549)
                                                                            ------------      ------------     ------------
      Income before income taxes                                                 125,853            77,417            6,763

Income tax (provision)                                                           (74,833)          (31,144)          (1,201)
                                                                            ------------      ------------     ------------
      Net income                                                            $     51,020      $     46,273     $      5,562
                                                                            ============      ============     ============

Earnings per share:

Basic:
      Net income                                                            $        .03      $        .02     $         --
                                                                            ============      ============     ============
      Basic shares outstanding                                                 1,861,844         1,861,648        1,858,054
                                                                            ============      ============     ============

Diluted:
      Net income                                                            $        .02      $        .02     $         --
                                                                            ============      ============     ============
      Diluted shares outstanding                                               2,097,156         2,097,156        2,097,156
                                                                            ============      ============     ============


                            The accompanying notes are an integral part of the financial statements.

                                                               F-3

                                                    TUNEX INTERNATIONAL, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002


                                         Class B
                                     Preferred Stock               Common Stock            Additional                      Total
                                -------------------------    -------------------------      Paid-in      Accumulated   Stockholders'
                                  Shares        Amount          Shares        Amount        Capital        Deficit         Equity
                                  ------        ------          ------        ------       -----------   ------------  -------------
Balances, April 1, 2001          485,002      $ 485,002       1,854,655      $ 1,855     $ 4,060,294    $(3,902,966)     $ 644,185

Class B, preferred shares
  converted to common shares     (13,595)       (13,595)          6,798            7          13,588             --             --

Net income for the year
  ended March 31, 2002                --             --               --          --              --          5,562          5,562
                                 -------      ---------       ---------      -------     -----------    -----------      ---------
Balances, March 31, 2002         471,407        471,407       1,861,453        1,862       4,073,882     (3,897,404)       649,747

Class B, preferred shares
  converted to common shares        (782)          (782)            391           --             782             --             --

Net income for the year
  ended March 31, 2003                --             --              --           --              --         46,273         46,273
                                 -------      ---------       ---------      -------     -----------    -----------      ---------
Balances, March 31, 2003         470,625        470,625       1,861,844        1,862       4,074,664     (3,851,131)       696,020

Net income for the year
  ended March 31, 2004                --             --              --           --              --         51,020         51,020
                                 -------      ---------       ---------      -------     -----------    -----------      ---------
Balances, March 31, 2004         470,625      $ 470,625       1,861,844      $ 1,862     $ 4,074,664    $(3,800,111)     $ 747,040
                                 =======      =========       =========      =======     ===========    ===========      =========



                            The accompanying notes are an integral part of the financial statements.

                                                               F-4

                                                    TUNEX INTERNATIONAL, INC.
                                                    STATEMENTS OF CASH FLOWS
                                        FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002


                                                                                 2004              2003             2002
                                                                             -----------       -----------      -----------
Cash Flows From Operating Activities:
    Net income                                                               $    51,020       $    46,273      $     5,562

Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                 46,678            47,342           55,981
    Loss on disposition of equipment                                                  --                --               66
    Loan fee write-off for refinanced notes                                          544                --               --
    Provision for bad debts                                                        5,486            26,345           32,956
    Change in deferred income tax asset                                           69,267            29,189            1,100
    (Increase) in receivables                                                    (32,661)          (33,374)         (59,594)
    (Increase) decrease in inventories                                            19,102            (4,059)           1,007
    (Increase) decrease in other current assets                                    4,808            (3,812)           4,540
    Decrease in deposits                                                           2,216                --            3,000
    Increase (decrease) in accounts payable                                       (9,179)          (12,447)          27,129
    (Decrease) in accrued payroll and related
       liabilities                                                                (6,840)           (5,996)          (8,096)
    Increase in accrued expenses                                                   3,637             1,481              925
    Increase in deferred rent expense                                             11,084                --               --
    (Decrease) in unearned franchise fees                                             --           (11,000)              --
                                                                             -----------       -----------      -----------
    Net cash provided by operating activities                                    165,162            79,942           64,576
                                                                             -----------       -----------      -----------

Cash Flows From Investing Activities:
    Purchase of equipment                                                        (22,087)          (37,374)         (18,155)
    Proceeds from sale of equipment                                               23,700             1,500               --
    Payments for intangible assets                                                    --                --           (6,000)
                                                                             -----------       -----------      -----------
    Net cash provided by (used in) investing activities                            1,613           (35,874)         (24,155)
                                                                             -----------       -----------      -----------

Cash Flows From Financing Activities:
    Proceeds from issuance of long-term debt                                      12,333                --               --
    Principal payments on long-term debt                                         (29,955)          (33,680)         (25,843)
    Principal payments on capital lease obligations                               (4,955)           (4,511)          (3,734)
    Payment of loan fees                                                            (586)               --               --
                                                                             -----------       -----------      -----------
    Net cash (used in) financing activities                                      (23,163)          (38,191)         (29,577)
                                                                             -----------       -----------      -----------
Net increase in cash and cash equivalents                                        143,612             5,877           10,844

Cash and cash equivalents, beginning of year                                      48,266            42,389           31,545
                                                                             -----------       -----------      -----------
Cash and cash equivalents, end of year                                       $   191,878       $    48,266      $    42,389
                                                                             ===========       ===========      ===========



Continued - next page


                            The accompanying notes are an integral part of the financial statements.

                                                    TUNEX INTERNATIONAL, INC.
                                                    STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002


Continued -


                                                                                2004              2003               2002
                                                                             -----------       -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Schedule of Noncash Investing and Financing Transactions:

        Franchise sales consisted of the following noncash components:
         -  Issuance of promissory note receivable                           $        --       $    53,000      $    35,000
         -  Assignment of capital lease associated
             with the sold franchise.                                                 --                --           13,485

        Decrease in sublease rent receivable with a
          corresponding decrease in capital lease payable                          4,673             4,086            1,697

        Elimination of long-term debt for vehicle related to
          assumption of asset and liability by shareholder                            --                --            4,214

        Conversion of accounts payable to note payable                                --                --           22,219

        Conversion of preferred stock to common stock
          and additional paid in capital                                              --               782           13,595



    Cash Paid During the Year For:

         Interest                                                            $     6,871       $    15,290      $    16,929
                                                                             ===========       ===========      ===========
         Income taxes                                                        $     1,821       $       100      $        90
                                                                             ===========       ===========      ===========


                              The accompanying notes are an integral part of financial statements.

                                                               F-6

                            TUNEX INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2004, 2003 AND 2002


1. SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------

   A.    Organization
         ------------

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

         Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 2004, the Company was operating one automobile service center in Utah, and had franchise operations in Arizona, Colorado, Idaho, Nevada, Puerto Rico and Utah. During the year ended March 31, 2004, there were 29 centers in operation and one center commenced operations.

   B.    Significant Accounting Policies
         -------------------------------

         The following significant accounting policies are used by the Company in preparing and presenting its financial statements:

         Receivables
         -----------

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

         Franchise fee receivables are recorded upon sale of the franchise. A portion of the fee is non-refundable and is recognized as revenue in the period sold. The remaining portion of the franchise fee is recognized as revenue when all significant commitments and obligations of the Company have been performed. (See Revenue Recognition for Franchises.)

         Inventories
         -----------

         Inventories consist of automobile repair parts used by the automobile service centers and supplies which are sold to the Company's franchises. They are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

         Property and Equipment
         ----------------------

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

                  Equipment                                3 - 15 years
                  Office furniture                         7 - 10 years
                  Leasehold improvements                   5 - 39 years
                  Signs                                   10 - 12 years

         The costs of maintenance and repairs are charged to operating expense when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

         Goodwill
         --------

         Goodwill, which represents the excess of costs over fair value of assets acquired, was previously being amortized on a straight-line basis over 15 years. Amortization expense was $9,383 for the year ended March 31, 2002.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company adopted SFAS No. 142 during the fiscal year ended March 31, 2003. In accordance with this standard, goodwill was evaluated for impairment and no adjustment was deemed necessary since the fair value of the asset exceeded its carrying value as of March 31, 2004 and 2003. The reduction in annual amortization as a result of adopting SFAS No. 142 is $9,383.

         The comparable effects of adopting SFAS No. 142 for the three years ended March 31, 2004, 2003 and 2002 are as follows:

                                                           2004               2003            2002
                                                         ---------         ---------        ---------
         Reported net income                             $  51,020         $  46,273        $   5,562
         Add back: goodwill amortization (net of tax)           --                --            7,506
                                                         ---------         ---------        ---------
         Adjusted net income                             $  51,020         $  46,273        $  13,068
                                                         =========         =========        =========

         There is no noticeable impact on earnings per share when calculated based on reported net income versus adjusted net income.

         Other Intangible Assets
         -----------------------

         Other intangible assets consist of website development costs, deferred loan fees and registered trademarks recorded at a cost of $26,749 and $27,635 as of March 31, 2004 and 2003, respectively. These identifiable intangible assets are considered to have finite useful lives and are being amortized over their estimated useful lives ranging from five to fifteen years.

         Accumulated amortization was $14,570 and $12,006 as of March 31, 2004 and 2003, respectively. Amortization expense was $3,492, $3,657 and $3,894 for the years ended March 31, 2004, 2003 and 2002, respectively. Annual amortization expense for each of the next five years is estimated as follows:

                 Years Ending March 31,
                 ----------------------
                       2005                               $  3,400
                       2006                                  2,492
                       2007                                    593
                       2008                                    191
                       2009                                    191
                                                          --------
                       Estimated five-year total          $  6,867
                                                          ========

         Management Estimates
         --------------------

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

         Revenue Recognition for Franchises
         ----------------------------------

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

         Income Taxes
         ------------

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

         Cash Flows
         ----------

         For purposes of reporting cash flows, cash and cash equivalents are defined as cash on hand, checking and savings accounts and highly liquid investments with original maturities of three months or less.

         Reclassification
         ----------------

         Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation. Such reclassifications reduced corresponding receivable and payable totals in the financial statements, but had no effect on reported net income.


2. RECEIVABLES
   -----------

   Receivables currently due are comprised of the following at March 31, 2004 and 2003:

                                                     2004               2003
                                                  ----------        ----------

        Trade accounts receivable                 $   17,136        $   13,342
        Accounts receivable for royalties             97,228            54,207
        Sublease rent receivable - operating          13,192            10,271
        Sublease rent receivable - capital             3,030             4,673
        Franchise fee receivable                       5,000                --
        Current portion of notes receivable
          with annual interest rates
          ranging from 0 - 10%                        32,044            29,109
        Refundable state income taxes                     --               129
                                                  ----------        ----------
                                                     167,630           111,731
        Allowance for doubtful accounts                 (825)           (2,652)
                                                  ----------        ----------
             Net current receivables              $  166,805        $  109,079
                                                  ==========        ==========


         Long-term receivables are amounts due or expected to be received in excess of one year and consist of the following:

                                                     2004               2003
                                                  ----------         ----------

        Notes receivable                          $  210,135         $  238,437
        Accounts receivable for royalties             22,000             20,173
        Sublease rent receivable - operating              --              3,892
        Sublease rent receivable - capital                --              3,030
                                                  ----------         ----------
                                                     232,135            265,532
        Allowance for doubtful accounts              (61,500)           (59,673)
                                                  ----------         ----------
             Net long-term receivables            $  170,635         $  205,859
                                                  ==========         ==========

   During the year ended March 31, 2002, the Company had royalty and sublease rent receivables totaling $39,661 that were due from a franchise which defaulted under its franchise license agreement in April 2001. The Company sought recovery of these receivables and commenced litigation against the prior owners of the franchise. During the year ended March 31, 2003, the litigation was settled for $20,000 and the difference of $19,661 was written off as bad debt expense. In accordance with the settlement agreement, the Company received an initial payment of $5,000 and the remaining $15,000 was due in monthly installments of $1,000 with interest at 18%. The balance was paid in full as of March 31, 2004. The Company resold the franchise in December 2001.


3. PROPERTY AND EQUIPMENT
   ----------------------

   The major classifications of property and equipment (including capitalized leases - note 8), at cost, are summarized as follows: 2004 2003

        Land                                             $      --   $   1,000
        Equipment                                          362,858     421,174
        Leasehold improvements                             109,340     117,263
        Office furniture and equipment                      52,840      57,868
        Signs                                               21,325      27,415
                                                         ---------   ---------
             Total property and equipment                  546,363     624,720

        Less: accumulated depreciation and amortization   (396,352)   (429,910)
                                                         ---------   ---------
             Property and equipment - net                $ 150,011   $ 194,810
                                                         =========   =========

   Depreciation expense was $43,186, $43,685 and $42,703 for the years ended March 31, 2004, 2003 and 2002, respectively. Amortization expense related to capitalized leases was $3,152 for the year ended March 31, 2004 and $5,852 for each of the years ended March 31, 2003 and 2002.


4. INCOME TAXES
   ------------

   As of March 31, 2004, the Company has a Federal net operating loss carryforward of approximately $221,000 which is available to offset future income taxes. The net operating loss expires in the years 2005 through 2021. A deferred tax asset of $58,705 and $127,972 has been reflected in the financial statements as of March 31, 2004 and 2003. The tax asset is being carried net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 23% for 2004 and 27% for 2003.

   In addition, the Company recognizes temporary timing differences which are created by recognition in different periods for doubtful accounts, vacation accrual and depreciation and amortization expenses.

   The components of the Company's deferred tax assets at March 31, are as follows:

                                                  2004              2003

        Net operating loss carryforwards          $   50,961       $  318,512
        Temporary timing differences                   8,863           15,462
                                                  ----------       ----------
            Total deferred tax assets                 59,824          333,974
        Less:  valuation allowance                    (1,119)        (206,002)
                                                  ----------       ----------
            Net deferred tax assets                   58,705          127,972

        Less:  current portion                       (34,068)         (61,250)
                                                  ----------       ----------
            Deferred tax assets, net of
              current portion                     $   24,637       $   66,722
                                                  ==========       ==========


   Tax (benefit) expense reflected in the financial statements is comprised of the following:

                                                         2004              2003             2002
                                                      ---------         ---------        ---------
        Computed tax expense, using applicable
          federal rates                               $  29,878         $  13,912        $   1,014
        (Decrease) in income taxes resulting
           from:
        Temporary timing differences                     (4,971)             (284)            (595)
                                                      ---------         ---------        ---------
        Total federal tax                                24,907            13,628              419
        Tax (benefit) of net operating loss             (24,907)          (13,628)            (419)
                                                      ---------         ---------        ---------
        Current federal tax                                  --                --               --
        State tax expense                                 5,566             1,955              100
        Decrease in net deferred tax assets              69,267            29,189            1,101
                                                      ---------         ---------        ---------
        Income tax provision                          $  74,833         $  31,144        $   1,201
                                                      =========         =========        =========

5. LONG-TERM DEBT
   --------------

      Long-term debt consists of the following:
                                                           2004          2003
                                                        ----------   ----------
      Promissory note due to a bank in
      monthly installments of $2,285,
      including interest at prime plus 2% (6%
      as of March 31, 2004), through July
      2006. The note is collateralized by
      equipment and general intangible
      assets.                                           $   58,203   $       --
      Promissory note due to a bank in
      monthly installments of $2,490,
      including interest at 11.36%, through
      March 2005. The note was refinanced in
      July 2003.                                                --       52,884

      Promissory note due to a bank in
      monthly installments of $772, including
      interest at 12.04%, through May 2005.
      The note was refinanced in July 2003.                     --       17,553

      Loan agreement due in monthly
      installments of $512, including
      interest at 5%, through April 2006.                   12,124       17,512
                                                        ----------   ----------
        Total long-term debt                                70,327       87,949

        Less:  current maturities                          (30,260)     (38,158)
                                                        ----------   ----------
        Long-term debt, net of current portion          $   40,067   $   49,791
                                                        ==========   ==========

   Annual maturities of long-term debt are as follows:

              Years Ending March 31,

                    2005                         $  30,260
                    2006                            32,067
                    2007                             8,000
                                                 ---------
                    Total                        $  70,327
                                                 =========


6. LINE OF CREDIT
   --------------

   The Company has a line of credit with a financial institution which allows the Company to borrow up to a maximum of $50,260. The line is secured with equipment, bears interest at a base rate plus 3% and is due on demand. No balance was owing on the line of credit at March 31, 2004 and 2003.


7. SALE OF FRANCHISES
   ------------------

   a. In November 2003, the Company sold its Colorado automobile service center for $175,000. The Company received payment in cash less broker commission costs of $21,000. As part of the sale, the buyer entered into a sublease agreement for the building in which the franchise is located (see note 8.a.).

   b. In May 1998, the Company sold one of its Colorado franchises for $160,000. The Company received $25,000 in cash and a note for $135,000 as payment. The note bears interest at 10% and matures in April 2008. The note is collateralized by the franchise. As part of the sale, the buyer assumed the ongoing payments of capital leases for certain equipment and entered into a sub-lease arrangement for the building in which the franchise is located.

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


8. LEASE ARRANGEMENTS
   ------------------

   a.    Operating Leases for Automobile Service Centers
         -----------------------------------------------

         In June 2003, the Company signed a "Letter of Intent" to lease building space through December 2007. The anticipated terms of an agreement would require monthly payments of $4,100 with annual rate increases through the end of the anticipated lease term. The agreement has not been finalized; however, the Company is making monthly payments in accordance with the letter.

         The Company also leased building space under a long-term operating lease for one of its automobile service centers which was sold in November 2003 (see note 7.c.). The Company currently subleases this space to the new owners (see note 8.b.). Rental expense for operating leases amounted to $82,831, $70,638 and $73,083 for the years ended March 31, 2004, 2003 and 2002.

         Approximate future minimum rental payments under the "Letter of Intent" are as follows:

            Years Ending March 31,
            ----------------------
                   2005                                $  50,700
                   2006                                   56,400
                   2007                                   61,200
                   2008                                   48,600
                                                       ---------
                   Total lease payments                $ 216,900
                                                       =========

         The difference between the actual rent paid and the average rent for the duration of the agreement has been recorded as deferred rent totaling $11,084 as of March 31, 2004.

   b.    Operating Leases for Franchise Operations
         -----------------------------------------

         The Company is obligated for future minimum lease payments on building space leases for which they have corresponding sublease agreements with franchisees. The Company is contingently liable in the event that the sublessees do not fulfill their obligation. These leases are long-term operating leases which expire in various years through 2019. Seven agreements provide for two five-year renewal options. Generally, the agreements require the payment of related costs such as property taxes, maintenance and insurance. Rental expense under these subleases for the year ended March 31, 2004, 2003 and 2002 was $432,346, $412,392 and
         $391,218, respectively. Rental income from these subleases, net of amounts not collectible due to franchise defaults, for the years ended March 31, 2004, 2003 and 2002, was $432,346, $407,682 and $384,908,
         respectively.

         Future lease payments and corresponding sublease income are as follows:

            Years Ending March 31,
            ----------------------

                   2005                                        $   464,439
                   2006                                            427,016
                   2007                                            316,127
                   2008                                            286,455
                   2009                                            289,602
                   Thereafter                                    1,551,473

                   Total lease payments/sublease income        $ 3,335,112

         The Company also acts as a guarantor on three franchise leases. Estimated future minimum payments in the event of default are:

            Years Ending March 31,
            ----------------------

                   2005                                        $   186,043
                   2006                                            186,043
                   2007                                            190,837
                   2008                                            199,719
                   2009                                            202,769
                   Thereafter                                    1,514,441

                   Total payments, guarantor                   $ 2,479,852

         In the event of default, the Company has several options for recourse including assuming control of the respective franchises.

   c.    Capital Leases
         --------------

         The Company acquired equipment with an original cost of $16,668 and $42,397 under the terms of several capital lease arrangements for the years ended March 31, 2004 and 2003, respectively. Accumulated amortization related to the capital leases was $12,396 and $30,306 as of March 31, 2004 and 2003, respectively. There were no remaining capital lease payments as of March 31, 2004.

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

         The following is a schedule of future minimum lease payments:

            Years Ending March 31,                                           2004             2003
            ----------------------                                         --------        --------
                   2004                                                    $     --        $ 10,870
                   2005                                                       3,167           3,167
                                                                           --------        --------
                   Total minimum lease payments                               3,167          14,037

            Less: amount representing interest                                 (137)         (1,379)
                                                                           --------        --------
                   Present value of net minimum lease payments                3,030          12,658

            Less: current portion                                            (3,030)         (9,628)
                                                                           --------        --------
                   Capital lease obligations, net of current portion       $     --        $  3,030
                                                                           ========        ========

         The Company expects to receive future minimum lease payments in the same amounts due per the schedule above.


9. PREFERRED STOCK
   ---------------

   Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over ordinary debt. They are nonassessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 2004. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. No shares were converted during the year ended March 31, 2004. During the year ended March 31, 2003, 782 shares of preferred stock were converted to 391 shares of common. During the year ended March 31, 2002, 13,595 shares of preferred stock were converted to 6,798 shares of common.


10. STOCK OPTIONS
    -------------

   During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price is $.50 per share and the options are exercisable through July 31, 2004. No options were exercised during the years ended March 31, 2004, 2003 and 2002.


11. EARNINGS PER SHARE
    ------------------

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

   The numerator in calculating both basic and diluted EPS for each year is reported income before extraordinary item, extraordinary item, and net income, respectively. The denominator is based on the following weighted-average number of common shares:

                           Year Ended          Year Ended          Year Ended
                         March 31, 2004      March 31, 2003      March 31, 2002
                         --------------      --------------      --------------
      Basic                 1,861,844           1,861,648           1,858,054
      Diluted               2,097,156           2,097,156           2,097,156

   The difference between basic and diluted weighted-average common shares results from the assumption that Class B preferred stock would be converted into common stock.

   The 95,000 exercisable stock options at March 31, 2004, 2003 and 2002 were excluded from the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares, and therefore, the effect would be antidilutive.


12. RELATED PARTY TRANSACTIONS
    --------------------------

   a. Members of the Company's board of directors were paid to attend board meetings and to take an active role in the Company. Annual fees to board members totaled $17,500 for each of the years ended March 31, 2004 and 2003 and $4,500 for the year ended March 31, 2002.

   b. The Company is currently in the process of negotiating a sale of a franchise license to a board member for a franchise operation in Logan, Utah.


13. RETIREMENT PLAN
    ---------------

   The Company has a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $13,000, $12,000, and $11,000 for 2004, 2003 and 2002, respectively. The Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee's compensation. The Company may also make a discretionary contribution to the plan. The Company's contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $779, $7,047, and $8,797 to the plan for the years ended March 31, 2004, 2003 and 2002, respectively.


14. ADVERTISING
    -----------

   Advertising costs, included in selling, general and administrative expenses, are expensed when incurred and amounted to $50,909, $49,777 and $54,255 for the years ended March 31, 2004, 2003 and 2002, respectively.


15. CONCENTRATION OF CREDIT RISK
    ----------------------------

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

   The Company maintains several bank accounts at one financial institution. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash balances exceeded the insured limits by $100,539 as of March 31, 2004 and were within the insured limits as of March 31, 2003.

16. GOVERNMENTAL REGULATION
    -----------------------

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


17. SUBSEQUENT EVENTS
    -----------------

   In April 2004, the Company terminated the franchise license of a franchisee which defaulted under its franchise license agreement. The Company obtained possession of the premises and acquired the franchisee's inventory and equipment for $31,006 less outstanding obligations due the Company totaling $8,299. The Company is currently operating the automobile service center.

   In May 2004, the Company acquired diagnostic equipment with a cost of $18,679.