Form 10QSB
period 2004-06-30
TUNEX INTERNATIONAL INC /UT/
filed 2004-08-19
CIK 806129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004, or

                [   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

for the transition period from      to

Commission file No. 0-15369

TUNEX INTERNATIONAL, INC.

(Name of Small Business Issuer as specified in its charter)

Utah (State or Other Jurisdiction of Incorporation or Organization)	87-0416684 (IRS Employer Identification NO.)
556 East 2100 South, Salt Lake City, Utah (Address of Principal Executive Offices)	84106 (Zip Code)
Issuer's Telephone Number: (801) 486-8133

         Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of June 30, 2004, the Issuer had outstanding 1,861,844 shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Tunex International, Inc. (“Issuer” or “Company”), files herewith an unaudited balance sheet of the Issuer as of June 30, 2004, and the related statements of operations and cash flows for the three month period ended June 30, 2004. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC

BALANCE SHEETS

	March 3l, 2004	June 30, 2004
		Unaudited
CURRENT ASSETS:

Cash and cash equivalents	$191,878	$165,995
Receivables - current portion, net
of allowance of $825	166,805	166,768
Inventories	34,907	41,108
Deferred income tax asset	34,068	34,068
Other current assets	6,415	11,067

Total current assets	434,073	419,006

PROPERTY AND EQUIPMENT:

At cost, net of accumulated
depreciation of $396,352 and
$404,016, respectively	150,011	205,875

OTHER ASSETS

Receivables, less current portion,
net of allowance of $61,500	170,635	168,688
Goodwill, net of accumulated
amortization of $35,407	105,341	105,341
Other intangible assets,
net of accumulated amortization of
$14,570 and $15,420, respectively	12,179	11,329
Deferred income tax asset, net of
valuation allowance of $1,119	24,637	24,637
Deposits	1,606	1,641

Total other assets	314,398	311,636

TOTAL ASSETS	$898,482	$936,517

TUNEX INTERNATIONAL, INC.

BALANCE SHEETS

	March 3l, 2004	June 30, 2004
		Unaudited
CURRENT LIABILITIES:

Accounts payable	$36,235	$71,215
Accrued payroll and related liabilities	22,325	31,430
Accrued expenses	8,441	10,398
Deferred rent expense	11,084	12,505
Current portion of long-term debt	30,260	30,077
Obligations under capital leases	3,030	1,760
Total current liabilities	111,375	157,385
Contingency for subleases	--	--
Long-term debt, net of current portion	40,067	32,224

TOTAL LIABILITIES	151,442	189,609

STOCKHOLDERS' EQUITY:

Common stock, par value $.001 per share;
50,000,000 shares authorized;1,861,844
shares issued and outstanding	1,862	1,862
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625	470,625
Additional paid-in capital	4,074,664	4,074,664
Accumulated (deficit)	(3,800,111)	(3,800,243)

Total stockholders' equity	747,040	746,908

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$898,482	$936,517

TUNEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003
SALES AND OTHER REVENUE:

Service and parts sales	$177,055	$208,748
Franchise royalties	112,709	105,292
Franchise sales and licensing income	6,000	1,500

Total revenue	295,764	315,540

COST OF SERVICE AND PARTS	85,771	92,015

Gross profit	209,993	223,525

Selling, general and administrative
expenses	215,392	206,900

Operating income (loss)	(5,399)	16,625

OTHER INCOME (EXPENSE):

Sublease rental income	116,110	105,068
Rental expense related to franchise
subleases	(116,110)	(105,068)
Interest income	6,363	3,223
Interest expense	(1,096)	(2,449)
Total other income	5,267	774

INCOME (LOSS) BEFORE INCOME TAXES:	(132)	17,399

Income tax expense	--	3,850

NET INCOME (LOSS)	$(132)	$13,549

EARNINGS PER SHARE:

Basic:
Net Income	$--	$.007
Basic shares outstanding	1,861,844	1,861,844

Diluted:
Net Income	$--	$.006
Diluted shares outstanding	*	2,097,157

* For the three months ended June 30, 2004, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

TUNEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(132)	$13,549
Adjustments to reconcile net income
to net cash provided by operating
activities
Depreciation and amortization	9,898	13,509
Change in deferred income tax asset	--	3,000
Provision for bad debts	564	627
(Increase) decrease in receivables	150	(10,880)
(Increase) decrease in inventories	(6,201)	2,208
(Increase) in other current assets	(4,652)	(1,441)
(Increase) in deposits	(35)	--
Increase(decrease) in accounts payable	34,980	(4,396)
Increase in accrued payroll
and related liabilities	9,105	11,351
Increase in accrued expenses	1,957	--
Increase in deferred rent expense	1,421	--

Net cash provided by operating
activities	47,055	27,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64,912)	(737)

Net cash (used in) investing
activities	(64,912)	(737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(8,026)	(9,092)
Principal payments on capital leases	--	(1,268)

Net cash (used in) financing
activities	(8,026)	(10,360)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(25,883)	16,430

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	191,878	48,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,995	$64,696

TUNEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended
	June 30, 2004	June 30, 2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Schedule of Noncash Investing and
Financing Transactions:

Decrease in sublease rent receivable
with a corresponding decrease in
capital lease payable	$1,270	$--

Cash Paid During the Year for:

Interest $	1,096	$2,449

Income taxes	$--	$--

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004. Certain prior period balances have been reclassified to conform to the current period presentation.

2.    Recent Accounting Pronouncements

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2005: $3,400; 2006: $2,492; 2007: $593; 2008: $191; 2009: $191.

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

For the three months ended June 30, 2004, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

The 95,000 exercisable stock options at March 31, 2004 and June 30, 2004 were excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

4.    Purchase of Assets of Franchised Service Center

In April 2004, the Company terminated the license and purchased the property and equipment of a Utah franchised service center. The Company began operating the service center effective May 3, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Material Changes in Financial Condition.

On June 30, 2004, the Company’s financial condition was basically unchanged. However, there were changes to current and long term assets and liabilities. Working capital declined from $322,698 on March 31, 2004 to $261,621 on June 30, 2004. However, property and equipment increased from $150,011 on March 31, 2004 to $205,875 on June 30, 2004. This was primarily due to the purchase of the assets of a former Tunex franchisee as the result of a terminated license. As a result, profit only changed slightly resulting in decreasing stockholders equity from $747,040 on March 31, 2004 to $746,908 on June 30, 2004.

Management believes that the working capital of the Company is adequate for the Company’s current and ongoing operations and its continuing efforts to develop new service centers for conversion to franchised centers on a gradual and limited basis and the associated sales efforts for these conversions and franchise sales.

Results of Operations.

During the three-month period ended June 30, 2004, the Company’s total revenue decreased to $295,764 from $315,540 for the same three-month period in 2003. This is the result of the Company owning two centers for only two months during the three-month period ending June 30, 2004 while the Company owned two centers for all three months of the three-month period ending June 30, 2003.

For the three-month period ended June 30, 2004, the Company shows a loss from operations, before income tax of $132 compared to a profit of $17,399 for the same period in 2003. This decrease is primarily the result of increased expenses in repair and maintenance and advertising after taking over a Tunex center from a franchisee. In addition, another corporate center had a rise in cost of sales due to mismanagement by a new manager who has since been replaced.

After giving effect to income tax expenses, the net income decreased for the three-month period ended June 30, 2004 to a loss of $132 as compared to income of $13,549 for the same three-month period in 2003. Consequently, the Company had no earnings per share, on a fully diluted basis, for the three-month period ended June 30, 2004 as compared to .006 per share for the same period in 2003.

During the three-month period ended June 30, 2004; the Company operated two service centers, which it owns. There are currently twenty-eight franchised centers for a total of thirty service centers in operation. The Company continues to identify new locations for either Company development for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash to the Company. The Company is actively promoting and offering individual franchise licenses for development by qualified franchise licensees, primarily in states where Tunex franchises are already in operation and it continues to offer master franchises for areas, cities, or states in other parts of the country. Individual licenses currently cost $19,000 with 5% royalty fees on gross sales. The cost of master franchises is dependent on the size and potential of the areas involved.

Recent Developments

There are currently two franchises that are in development that should be open by the first of the year. In addition, there are three other franchise licenses that have been purchased that are in the beginning stages of securing property and financing.

Tunex has purchased new technology from Delphi that was introduced this year which it is testing in one of its Company centers. This technology provides enhanced diagnostic and operational capabilities on a wireless network. Once adopted into the Tunex system, Tunex will jump way ahead of the competition in providing accurate reliable diagnostic information for both technicians and Tunex customers.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Tunex’ disclosure controls and procedures. Based on that evaluation, Tunex’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Tunex’ disclosure controls and procedures were effective. There have been no significant changes in Tunex’ internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT	SEC Ref.	Title of Document
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	32	Certifications of the Chief Executive Officer and the chief Financial Officer pursuant to section 906 of the Sarbanes- Oxley Act of 2002.
FORM 8 - K	None

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: August 18, 2004	By: /s/ R. Steven Love R. Steven Love, Chief Executive Officer

Date: August 18, 2004	By: /s/ George V. South George V. South, Chief Financial Officer