Form 10QSB
period 2004-09-30
TUNEX INTERNATIONAL INC /UT/
filed 2004-11-18
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004, or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah	84106
(Address of Principal Executive Offices)	(Zip Code)

(801) 486-8133 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

As of September 30, 2004, the Issuer had outstanding 1,819,844 shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tunex International, Inc. (“Issuer” or “Company”), files herewith an unaudited balance sheet of the Issuer as of September 30, 2004, and the related statements of operations and cash flows for the three month and six month periods ended September 30, 2004. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary for a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC
BALANCE SHEETS

	March 3l, 2004	September 30, 2004 Unaudited
CURRENT ASSETS:

Cash and cash equivalents	$191,878	$173,284
Receivables - current portion, net
of allowance of $825	166,805	99,375
Inventories	34,907	49,939
Deferred income tax asset	34,068	31,068
Other current assets	6,415	7,750

Total current assets	434,073	361,416

PROPERTY AND EQUIPMENT:

At cost, net of accumulated
depreciation of $396,352 and
$414,448 respectively	150,011	199,095

OTHER ASSETS

Receivables, less current portion,
net of allowance of $61,500	170,635	188,413
Goodwill, net of accumulated
amortization of $35,407	105,341	105,341
Other intangible assets,
net of accumulated amortization of
$14,570 and $16,270, respectively	12,179	10,479
Deferred income tax asset, net of
valuation allowance of $1,119	24,637	24,637
Deposits	1,606	1,641

Total other assets	314,398	330,511

TOTAL ASSETS	$898,482	$891,022

TUNEX INTERNATIONAL, INC.
BALANCE SHEETS

	March 3l, 2004	September 30, 2004 Unaudited
CURRENT LIABILITIES:

Accounts payable	$36,235	$43,224
Accrued payroll and related liabilities	22,325	25,012
Accrued expenses	8,441	9,874
Deferred rent expense	11,084	13,926
Current portion of long-term debt	30,260	29,922
Obligations under capital leases	3,030	448

Total current liabilities	111,375	122,406

Contingency for subleases	--	--
Long-term debt, net of current portion	40,067	24,266

TOTAL LIABILITIES	151,442	146,672

STOCKHOLDERS' EQUITY:

Common stock, par value $.001 per share;
50,000,000 shares authorized;1,861,844
shares issued; 1,861,844 and 1,819,844
shares outstanding, respectively	1,862	1,862
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625	470,625
Additional paid-in capital	4,074,664	4,074,664
Treasury stock, at cost; 42,000 shares	--	(21,000)
Accumulated (deficit)	(3,800,111)	(3,781,801)

Total stockholders' equity	747,040	744,350

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$898,482	$891,022

TUNEX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2004	2003	2004	2003
SALES AND OTHER REVENUE:

Service and parts sales	$195,884	$218,137	$372,939	$426,885
Franchise royalties	114,065	112,678	226,773	217,970
Franchise sales and licensing
income	15,000	11,500	21,000	13,000

Total Revenue	324,949	342,315	620,712	657,855

COSTS OF SERVICE AND PARTS	93,771	109,875	179,541	208,180

Gross Profit	231,178	232,440	441,171	449,675

Selling, general and administrative
expenses	215,848	217,827	431,240	418,432

Operating income	15,330	14,613	9,931	31,243

OTHER INCOME (EXPENSE):

Sublease rental income	131,310	105,068	247,420	210,136
Rental expense related to
franchise subleases	(131,310)	(105,068)	(247,420)	(210,136)
Interest income	8,079	5,075	14,442	8,293
Interest expense	(967)	(2,349)	(2,063)	(4,798)

Total other income	7,112	2,726	12,379	3,495

INCOME BEFORE INCOME TAXES:	22,442	17,339	22,310	34,738

Income tax expense	4,000	3,650	4,000	7,500

NET INCOME	$18,442	$13,689	$18,310	$27,238

EARNINGS PER SHARE:

Basic:
Net Income	$0.010	$0.007	$0.010	$0.015
Basic shares outstanding	1,840,844	1,861,844	1,840,844	1,861,844

Diluted:
Net Income	$0.009	$0.007	$0.009	$0.013
Diluted shares outstanding	2,076,156	2,097,157	2,076,156	2,097,157

TUNEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$18,310	$27,238
Adjustments to reconcile net income
to net cash provided by operating
activities
Common stock paid in lieu of cash
for franchise license fee	(14,000)	--
Depreciation and amortization	19,796	26,764
Provision for bad debts	1,267	--
Change in deferred income tax asset	3,000	5,750
Decrease in receivables	38,802	2,112
Increase) decrease in inventories	(15,032)	1,815
(Increase) decrease in other current assets	(1,335)	1,533
(Increase) in deposits	(35)	--
Increase (decrease) in accounts payable	6,989	(17,797)
Increase in accrued payroll
and related liabilities	2,687	7,974
Increase in accrued expenses	1,433	1,567
Increase in deferred rent expense	2,842	7,516

Net cash provided by operating
activities	64,724	64,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(67,180)	(17,844)

Net cash (used in) investing
activities	(67,180)	(17,844)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	(16,138)	(1,901)
Principal payments on capital leases	--	(2,596)

Net cash (used in) financing
activities	(16,138)	(4,497)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS DURING SIX MONTH PERIOD	(18,594)	42,131

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	191,878	48,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,284	$90,397

TUNEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Schedule of Noncash Investing and
Financing Transactions:

The Company sold a franchise license
to a board member who is also a
shareholder. The shareholder paid
42,000 shares of common stock, valued
at $21,000, in lieu of cash for the
following franchise related items:

Franchise license fee	$14,000	$--
Franchise fee receivable	5,000	--
Trade accounts receivable	2,000	--

Total common stock received from
shareholder and recorded as
treasury stock	$21,000	$--

Decrease in sublease rent receivable
with a corresponding decrease in
capital lease payable	$2,583	$2,258

Cash Paid During the Year for:

Interest	$2,063	$4,798

Income taxes	$--	$--

TUNEX INTERNATIONAL, INC.
Notes to Financial Statements
(Unaudited)

1.	The Company and Basis of Presentation

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

The 95,000 exercisable stock options at September 30, 2004 and 2003 were excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

4.	Purchase of Assets of Franchised Service Center

In April 2004, the Company terminated the license and purchased the property and equipment of a Utah franchised service center. The Company began operating the service center effective May 3, 2004.

5.	Sale of Franchise Service Center to Board Member / Shareholder

In July 2004, the Company sold a franchise license to a board member, who is also a shareholder, for a franchise operation in Logan, Utah. The franchise license fee was $19,000, including a $5,000 non-refundable deposit which was reported as franchise license income during the year ended March 31, 2004. As payment for the franchise, the shareholder paid 42,000 shares of common stock, valued at $21,000, in lieu of cash. The shares were recorded as treasury stock as of September 30, 2004. The $21,000 value was applied to the following Logan franchise related items:

Franchise license fee	$14,000
Franchise fee receivable	5,000
Trade accounts receivable	2,000

Total common stock received from
shareholder and recorded as treasury
stock as of September 30, 2004	$21,000

In October 2004, the shareholder remitted to the Company an additional 31,500 shares of common stock, valued at $15,750, to be held on deposit and applied against future trade and royalty receivables related to the Logan franchise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Material Changes in Financial Condition

At September 30, 2004 the Company’s financial condition was basically unchanged from March 31, 2004. Even though current assets decreased, property and equipment and other assets increased by a proportional amount, and total liabilities slightly decreased. However, since current assets decreased in exchange for equipment and other assets, it reduced the Company’s working capital from $322,698 on March 31, 2004 to $239,010 on September 30, 2004.

Management still believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop new service centers for conversion to franchised centers and for the granting of franchise licenses.

Results of Operations

During the six-month period ended September 30, 2004, total revenue decreased from $657,855 to $620,712 as compared to the same six-month period in 2003. The Company owned and operated two service centers during the six-month period ended September 30 for 2003 and 2004. However, the Company sold a service center in November 2003 and took back a struggling center in May 2004, thereby reporting only five months of sluggish sales which accounts for the decrease reported above. The remaining entities continued to do well.

During the three-month period ended September 30, 2004, total revenue decreased from $342,315 to $324,949 for the same three-month period in 2003, again reflecting the sluggish revenues from a service center taken back by the Company.

Net income before income tax for the three-month period ending September 30, 2004 was $22,442 as compared to $17,339 for the same three-month period in 2003. This increase was primarily the result of increased revenues of franchise royalties and franchise sales and licensing income. Net income, as reflected after income taxes for the three months ending September 30, 2004, was $18,442 as compared to $13,689 for the same three-month period in 2003. Consequently, the Company had $.010 income per share on a fully diluted basis for the three months ended September 30, 2004 as compared to .007 income per share for the same three months in 2003.

For the six-month period ending September 30, 2004, the Company shows the income before income tax of $22,310 as compared to an income before income tax of $34,738 for the same six months period in 2003. This decrease is due primarily to costs incurred for repairs and maintenance to bring the service center taken back up to the level required of the Tunex specifications. In addition, selling and administrative expenses were higher than expected at the Company’s other center during the months of June and July. Corrections were made through a change of store management that brought immediate results in August. The income for the six-month period ending September 30, 2004 as reflected after income tax is $18,310 as compared to $27,238 for the same six-month period in 2003. Consequently, the Company had $.009 income per share on a fully diluted basis for the six months ended September 30, 2004 as compared to $.013 income per share on a fully diluted basis for the same six-month period in 2003.

In looking ahead, there are two franchised centers scheduled to open in the first calendar quarter of 2005. The Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash of other financing to the Company.

The Company is actively offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master or area franchises for areas, cities, or states in other parts of the country. Generally, individual franchise licenses cost $19,000 with 5% royalty fees on gross sales. The cost of master or area franchises is dependent on the size of the areas involved.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedure were effective. There have been no significant changes in the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	SEC Ref.	Title of Document

31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORM 8 - K	None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: November 17, 2004	By: /s/ R. Steven Love
R. Steven Love, Chief Executive Officer

Date: November 17, 2004	By: /s/ George V. South
George V. South, Chief Financial Officer