Form 10QSB
period 2004-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2005-02-18
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004, or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah 84106
(Address of Principal Executive Offices)

(801) 486-8133 (Issuer’s telephone number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

As of December 31, 2004, the Issuer had outstanding 1,788,344 shares of common stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TUNEX INTERNATIONAL, INC.
BALANCE SHEETS

	March 3l, 2004	December 31, 2004 Unaudited
CURRENT ASSETS:

Cash and cash equivalents	$191,878	$228,551
Receivables - current portion, net
of allowance of $825	166,805	100,479
Inventories	34,907	52,265
Deferred income tax asset	34,068	27,068
Other current assets	6,415	3,846

Total current assets	434,073	412,209

PROPERTY AND EQUIPMENT:

At cost, net of accumulated
depreciation of $396,352 and
$423,496 respectively	150,011	151,287

OTHER ASSETS:

Receivables, less current portion,
net of allowance of $61,500	170,635	191,370
Goodwill, net of accumulated
amortization of $35,407	105,341	105,341
Other intangible assets,
net of accumulated amortization of
$14,570 and $17,120, respectively	12,179	9,629
Deferred income tax asset, net of
valuation allowance of $1,119	24,637	24,637
Deposits	1,606	1,641

Total other assets	314,398	332,618

TOTAL ASSETS	$898,482	$896,114

TUNEX INTERNATIONAL, INC.
BALANCE SHEETS

	March 3l, 2004	December 31, 2004 Unaudited
CURRENT LIABILITIES:

Accounts payable	$36,235	$62,289
Accrued payroll and related liabilities	22,325	18,675
Accrued expenses	8,441	4,611
Deferred rent expense	11,084	15,347
Prepaid franchise royalties	--	13,752
Current portion of long-term debt	30,260	29,821
Obligations under capital leases	3,030	--

Total current liabilities	111,375	144,495

Contingency for subleases	--	--
Long-term debt, net of current portion	40,067	16,192

TOTAL LIABILITIES	151,442	160,687

STOCKHOLDERS' EQUITY:

Common stock, par value $.001 per share;
50,000,000 shares authorized;1,861,844
shares issued; 1,861,844 and 1,788,344
shares outstanding, respectively	1,862	1,862
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625	470,625
Additional paid-in capital	4,074,664	4,074,664
Treasury stock, at cost; 73,500 shares	--	(36,750)
Accumulated (deficit)	(3,800,111)	(3,774,974)

Total stockholders' equity	747,040	735,427

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$898,482	$896,114

TUNEX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2004	2003	2004	2003
SALES AND OTHER REVENUE:

Service and parts sales	$139,343	$135,760	$512,282	$562,645
Franchise royalties	105,262	92,113	332,035	310,083
Franchise sales and licensing
Income	42,960	114,083	63,960	127,083

Total Revenue	287,565	341,956	908,277	999,811

COSTS OF SERVICE AND PARTS	66,901	67,943	246,443	276,123

Gross Profit	220,664	274,013	661,834	723,688

Selling, general and administrative
expenses	208,483	192,875	639,723	611,307

Operating income	12,181	81,138	22,111	112,381

OTHER INCOME (EXPENSE):

Sublease rental income	123,709	105,068	371,129	315,204
Rental expense related to
franchise subleases	(123,709)	(105,068)	(371,129)	(315,204)
Interest income	813	3,762	15,256	12,055
Interest expense	(832)	(1,325)	(2,895)	(6,123)

Total other income	(19)	2,437	12,361	5,932

INCOME BEFORE INCOME TAXES:	12,162	83,575	34,472	118,313

Income tax expense	5,335	29,737	9,335	37,237

NET INCOME	$6,827	$53,838	$25,137	$81,076

EARNINGS PER SHARE:
Basic:
Net Income	$0.004	$0.029	$0.014	$0.044
Basic shares outstanding	1,804,094	1,861,844	1,825,094	1,861,844
Diluted:
Net Income	$0.003	$0.026	$0.012	$0.039
Diluted shares outstanding	2,039,406	2,097,157	2,060,406	2,097,157

TUNEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$25,137	$81,076
Adjustments to reconcile net income
to net cash provided by operating
activities
Common stock paid in lieu of cash
for franchise license fee	(14,000)	--
Depreciation and amortization	29,693	41,464
Provision for bad debts	1,511	1,974
Change in deferred income tax asset	7,000	31,500
Decrease in receivables	32,051	4,001
(Increase) decrease in inventories	(17,358)	18,720
Decrease in other current assets	2,569	6,592
(Increase) in deposits	(35)	--
Increase (decrease) in accounts payable	26,054	(20,894)
(Decrease) in accrued payroll and
related liabilities	(3,650)	(9,935)
Increase (decrease) in accrued expenses	(3,830)	3,165
Increase in deferred rent expense	4,263	9,663

Net cash provided by operating
activities	89,405	167,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	42,443	22,626
Purchase of property and equipment	(70,861)	(26,532)

Net cash (used in) investing
activities	(28,418)	(3,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(24,314)	(9,706)
Principal payments on capital leases	--	(3,990)

Net cash (used in) financing
activities	(24,314)	(13,696)

NET INCREASE IN CASH AND CASH EQUIVALENTS
DURING NINE MONTH PERIOD	36,673	149,724

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	191,878	48,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$228,551	$197,990

TUNEX INTERNATIONAL, INC.STATEMENTS
OF CASH FLOWS
(Unaudited)

	Nine Months ended December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Schedule of Noncash Investing and
Financing Transactions:

The Company sold a franchise license
to a board member who is also a
shareholder. The shareholder paid
73,500 shares of common stock, valued
at $36,750, in lieu of cash for the
following franchise related items:

Franchise license fee	$14,000	$--
Franchise fee receivable	5,000	--
Franchise royalties	1,998	--
Trade accounts receivable	2,000	--
Prepaid franchise royalties	13,752	--

Total common stock received from
shareholder and recorded as
treasury stock	$36,750	$--

Decrease in sublease rent receivable
with a corresponding decrease in
capital lease payable	$3,030	$2,749

Cash Paid During the Year for:

Interest $	2,895	$6,123

Income taxes	$--	$--

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

The 95,000 exercisable stock options at December 31, 2003 were excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. No stock options were outstanding at December 31, 2004.

4.     Purchase and subsequent sale of Assets of Franchised Service Center

In April 2004, the Company terminated the license and purchased the property and equipment of a Utah franchised service center. The Company began operating the service center effective May 3, 2004. The service center was subsequently sold in November 2004 for $120,000. The Company received payment in cash.

5.     Sale of Franchise Service Center to Board Member / Shareholder

In July 2004, the Company sold a franchise license to a board member, who is also a shareholder, for a franchise operation in Logan, Utah. The franchise license fee was $19,000, including a $5,000 non-refundable deposit which was reported as franchise license income during the year ended March 31, 2004. As payment for the franchise and an additional amount to be applied against future royalties, the shareholder paid 42,000 shares of common stock, valued at $21,000, in lieu of cash.

In October 2004, the shareholder remitted to the Company an additional 31,500 shares of common stock, valued at $15,750, to be held on deposit and applied against future trade and royalty receivables related to the Logan franchise.

The combined total shares of 73,500 were recorded as treasury stock as of December 31, 2004. The $36,750 value of the shares was applied to the following Logan franchise related items:

Franchise license fee	$ 14,000
Franchise fee receivable	5,000
Franchise royalties	1,998
Trade accounts receivable	2,000
Prepaid franchise royalties	13,752

$ 36,750

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Receivables decreased approximately $45,000 over the nine-month period through the Company’s collection efforts, which was applied to the reduction of long term debt from $70,327 at March 31, 2004 to $46,013 at December 31, 2004, applied to an increase in inventory of approximately $17,000 to $52,265, and retained as cash. The increase in the Company’s cash from $191,878 at March 31, 2004 to $228,551, is also attributable to net income realized for the period.

At December 31, 2004 the Company’s working capital was $267,714 compared to $322,698 on March 31, 2004. The primary component of the reduction in working capital is the increase in accounts payable from $36,235 at the beginning of the period to $62,289 at December 31, 2004. Most of the increase in accounts payable is a result of new equipment purchases that were unpaid at December 31, 2004 and that exceeded equipment sales during the nine-month period by approximately $28,000. Another element of the decrease in working capital is prepaid franchise royalties of $13,752 at December 31, 2004, which should decrease in future periods as the royalties are earned through franchise operations.

Management believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop new service centers for conversion to franchised centers and for the granting of franchise licenses.

Results of Operations

During the nine-month period ended December 31, 2004 total revenue decreased to $908,277 from $999,811 for the same nine-month period in 2003. The Company owned and operated two service centers during the nine-month period ended December 31, 2004 and 2003, which were not the same centers. One center owned in 2003, which was sold in November 2003, had substantially better sales than a center the Company took over in May 2004. The difference in the sales production of these two centers is the primary reason for the difference in service and parts sales of approximately $50,000 in 2004 compared to 2003. Another major factor affecting total revenue is the decrease in franchise sales from 2003 to 2004 in the amount of approximately $63,000, which was only partially offset by an increase in franchise royalties of approximately $22,000.

Gross profit as a percentage of total revenue was 72.9 percent for the nine-months ended December 31, 2004, which represents a slight improvement of 0.5 percent over the same period in 2003. The Company was able to maintain its gross profit level by reducing costs of services and parts.

Net income before income tax for the nine-month period ending December 31, 2004 was $34,472 as compared to $118,313 for the same nine-month period in 2003. This decrease was primarily the result of the decrease in total revenue discussed above and an increase of approximately $28,000 in selling, general and administrative expenses in 2004 over 2003 that is attributable to higher administrative expenses in 2004 for managing and operating the Company’s service centers.

ITEM 3. CONTROLS AND PROCEDURES

At February 15, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedure were effective. There have been no significant changes in the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made a purchase of its own securities in July 2004 in connection with the sale of a franchise license for Logan, Utah to a shareholder and director of the Company. An additional purchase was made in October 2004 in connection with payment of future franchise royalties and trade payables owing by the same shareholder and director to the Company with respect to the Logan franchise.

Period	Total No. of Shares Purchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares That May Yet Be Purchased Under the Plans or Programs

07/01/04 - 07/31/04	42,000	$ 0.50	-0-	-0-
08/01/04 - 08/31/04	-0-	-0-	-0-	-0-
09/01/04 - 09/30/04	-0-	-0-	-0-	-0-
10/01/04 - 10/31/04	31,500	$ 050	-0-	-0-
11/01/04 - 11/30/04	-0-	-0-	-0-	-0-
12/01/04 - 12/31/04	-0-	-0-	-0-	-0-

ITEM 5. OTHER INFORMATION

On February 16, 2005 Nick Butterfield was appointed Chief Executive Officer of the Company. Mr. Butterfield, age 43, previously served as Director of Operations for the Company beginning in October 2001. For two years prior to October 2001 Mr. Butterfield was employed as Operations Director for Cort Furniture in Salt Lake City, where he was responsible for furniture sales and distribution in the intermountain west region. Mr. Butterfield is employed by the Company at an annual salary of $50,000, and is entitled to participate in pension, insurance, and other employee benefit plans available generally to the Company’s employees.

Effective February 16, 2005 R. Steven Love left the Company and resigned from his positions of President and Chief Executive Officer and as a director.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: February 18, 2005	By:	/s/ Nick Butterfield
Nick Butterfield, Chief Executive Officer

Date: February 18, 2005	By:	/s/ George V. South
George V. South, Chief Financial Officer