Form 10KSB
period 2005-03-31
TUNEX INTERNATIONAL INC /UT/
filed 2005-07-14
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005, or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah 84106	84106-1423
(Address of Principal Executive Offices)	(Zip Code)

(801) 486-8133 (Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ X ]

Issuer's revenues for its most recent fiscal year: $ 1,141,887.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 2005 was $143,307.

As of March 31, 2005, the Issuer had outstanding 1,788,344 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

PAGE
ITEM NUMBER AND CAPTION	NUMBER

PART I
1. DESCRIPTION OF BUSINESS	3
2. DESCRIPTION OF PROPERTY	6
3. LEGAL PROCEEDINGS	7
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

PART II

5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	7
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8
7. FINANCIAL STATEMENTS	9
8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	9
8A. CONTROLS AND PROCEDURES	9
8B. OTHER INFORMATION	9

PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	10
10. EXECUTIVE COMPENSATION	11
11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	12
12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12
13. EXHIBITS	12
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	12

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Tunex International, Inc. (the “Company”) is engaged in the business of providing to the general public, diagnostic tests and evaluations of the performance of automotive engines and engine related systems, and all related inspections, services and repairs through "Tunex Service Centers" that are owned and operated by the Company or are owned by licensed franchisees and operated by them. Currently there are 31 company and franchisee-owned Tunex Service Centers in operation. The Company continues to offer, through licensing, individual Tunex Service Center franchises and area master franchises to qualified individuals or entities.

HISTORY AND ORGANIZATION

The Company was incorporated in the State of Utah on September 2, 1981, under the name of Leggett, Inc., and was publicly held. In September of 1983, the Company entered into a business merger with Tunex, Inc., a closely held Utah corporation, pursuant to which Tunex, Inc., became a wholly owned subsidiary of the Company. In September of 1985, the Company acquired all the assets of Tunex, Inc. and changed its name to Tunex International, Inc.

Tunex, Inc., the predecessor of Tunex International, Inc., was founded in 1972 on the idea of providing an analysis of the performance of an automobile's engine and engine related systems as a service to the consumer and thereby informing the consumer of existing conditions and problems, if any. This idea was later expanded to also perform the recommended services and repairs, with the customer's approval, and guarantee the parts and labor associated with these services and repairs for 6 months or 6,000 miles.

The first service center began operating in June of 1974, in Murray, Utah. Tunex, Inc., sold its first franchise license in February of 1975 and at the same time established franchise headquarters along with training facilities and other support services.

From that point forward, the Company showed steady growth in all areas, resulting in more than forty Tunex service centers throughout the intermountain region and beyond. A new President and Chief Executive Officer, along with other management changes in the later part of 1985, and a public stock offering in 1987, expanded that growth to about sixty operating service centers, with fifteen centers company-owned, and an additional twelve under development.

This overly aggressive expansion along with the failure to properly capitalize the expansion created severe cash flow problems, an inability to meet financial and contractual obligations, resulting in the break-up of the Tunex franchise system at the end of 1988.

A court-sanctioned reorganization of the Company and its finances and the re-signing of a core group of franchise owners allowed the Company to slowly rebuild its system to a point where since 1995 new franchised centers have again been, and continue to be developed, opened and added to the system.

The Company and its franchisees continue to market the Tunex services in the states of Arizona, Colorado, Idaho, Nevada, Utah and the Commonwealth of Puerto Rico. The Company provides diagnostic engine performance services and other engine related services and repairs to the consumer in selected market areas in these states and plans to continue to expand in these areas, and some surrounding states, by developing and opening new company-owned and franchised Tunex service centers, on a gradual basis.

BUSINESS OPERATIONS

General

Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and analyzing systems, such as ignition, fuel injection, carburetion, emission, computer controls, air conditioning, heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as lubrication, brakes, emissions testing and safety inspections. These services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least six, and in many cases eight or ten, service bays equipped with modern diagnostic/service equipment and instruments, meeting the Company's specifications. At the present time, there are 31 Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of Puerto Rico. As of year end, of the 31 Tunex centers open, 30 are owned and operated by franchisees and one is Company owned and operated. Subsequent to our fiscal year end, an additional center was taken back by the Company.

Tunex completely "tunes" an engine along with repairs and services of all under-the-hood systems to new car performance standards. It is the Tunex diagnostics that separates this Company from others, together with the approach of solving a need or problem first and then pointing out potential problems rather than just performing tune-ups or maintenance procedures. Tunex gives a written guarantee of satisfaction; and the guarantee is good at all Tunex centers no matter where the original work was performed.

To accomplish this, Tunex first makes a complete study of the engine's condition and the condition of other engine related systems with its trademark engine analysis and visual inspection. This procedure, along with any other required analysis, can be performed quickly while the customer waits. The analysis accurately pinpoints any and all problems in a car's engine, and related systems. These in-depth analyses and inspection also reveals potential problems that require correction or maintenance before a breakdown occurs. The results of these completed analyses are then reviewed with the customer. Only needed repairs or maintenance, which the customer authorizes, and are clearly specified on the customer's report, are undertaken and performed at posted prices. Only high quality parts are used.

After each repair, replacement, or adjustment, the work is electronically quality control tested. Performance is considered satisfactory only when readings meet or exceed manufacturer's "new car" specifications for the make and model of the car being serviced. The vehicle is then test driven to assure top performance.

Tunex is working with an independent contractor to develop a windows based shop management program which aids in getting accurate problem symptoms and vehicle information from the customer, maintains service records and other data of the customer and his vehicles, generates works orders, monitors inventory, costs, along with accounting information, and provides the customer with an invoice and a personalized guarantee on the work performed.

Most services at Tunex centers are scheduled by appointment. A comfortable, clean, and professional looking waiting room is provided for those customers who want to wait while the work is being done. Shuttle services are made available for customers who have to return home or to work. All these Tunex services are also available on a fleet basis to contractors and other businesses.

Employees

The Company currently employs twelve full-time employees and one part-time employee; consisting of six technical personnel, two service center managers and five headquarters employees who are responsible for executive, accounting, administrative, development, technical support, training and franchise support functions.

Competition

To the best of its knowledge and in the opinion of management, Tunex is one of the most experienced franchise operations in this particular specialized segment of the automotive aftermarket business. Though there are larger "tune-up", preventative maintenance and specialized car care chains and franchises throughout the United States, management believes that none of these are as specialized in their operating system, have the expertise or perform the services as extensively as Tunex.

The primary objective of the Company is to use its experience from being one of the oldest and most experienced companies in its field and to build on the position of being recognized as the most prominent automotive engine performance specialty service business in the state of Utah, by aiming at establishing the same position in the surrounding states, and ultimately in the country.

Recent Developments

During the fiscal year the Company sold one franchise license to a board member for a franchise operation in Logan, Utah.

The Company terminated a license and purchased the property and equipment of a Utah franchised service center and has subsequently sold the center to a franchisee. In addition, the Company has signed one new license agreement.

Several management changes occurred during our fourth quarter and resulted in Tunex developing a new marketing package, offering additional services to our franchisees, and providing a more hands on approach with our franchisees.

Subsequent to our fiscal year-end, due to a franchisee declaring bankruptcy the Company has taken back an additional franchised center in Colorado. The Company plans to sell this center to a new franchisee.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's principal offices, training center, warehouse, and the Company operated service center are located at 544-556 East 2100 South, Salt Lake City, Utah, consisting of approximately 11,000 square feet, are leased from an otherwise unrelated third party at a rental of $4,600 per month with annual increases through 2007.

The Company presently leases the following properties for the Tunex Service Centers having principal terms as follows. Some properties are subleased to franchisees where indicated:

Location	Monthly Rental	Expiration Date	Premises
7061 Sheridan Boulevard Westminster, Colorado	$1,840	February 2007	Subleased
535 North Murray Boulevard Colorado Springs, Colorado	$2,683	July 2005	Subleased
2664 East 17th Street Idaho Falls, Idaho	$2,939	January 2006	Subleased
4909 South Highland Drive Salt Lake City, Utah	$1,588	April 2007	Subleased
3549 S 5600 W Hunter, UT 84120	$4,719	July 2012	Subleased
1141 W. Antelope Dr. Layton, Utah	$4,654	February 2006	Subleased
501 Malley Drive Northglenn, CO	$3,193	May 2006	Subleased
5762 So. Harrison Blvd. South Ogden, Utah	$3,864	February 2012	Subleased
7850 So. 3300 West West Jordan, Utah	$4,524	February 2013	Subleased
1521 North Main Street Tooele, Utah	$4,290	July 1, 2016	Subleased
55 East 2000 North. Logan, Utah	$3,800	June 2018	Subleased
5313 S 4015 W Kearns, Utah	$2,450	July 2005	Subleased

Other than these leased properties, the Company has no interest in any other property.

ITEM 3.   LEGAL PROCEEDINGS

As of year-end, there were no legal proceedings against the Company. Subsequent to our fiscal year-end the Company has entered into two legal proceedings. The Company filed a notice of termination of license with two franchisees. One of these franchisees has filed Chapter 11 Bankruptcy. As a result of these legal proceedings, the Company has taken over one center.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last fiscal quarter, the Company did not submit any matter to a vote of its security holders.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 2004 and 2005, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

Quotations for the Company’s common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

Quarter Ended:	High Bid (Common Stock)	Low Bid (Common Stock)
June 30, 2004 September 30, 2004 December 31, 2004 March 31, 2005	$0.45 $0.25 $0.25 $0.25	$0.45 $0.25 $0.25 $0.25

June 30, 2003 September 30, 2003 December 31, 2003 March 31, 2004	$0.25 $0.25 $0.26 $0.40	$0.25 $0.25 $0.26 $0.40

As of May 31, 2005, the Company has approximately 648 holders of record of its common stock.

The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.

During the fiscal year ended March 31, 2005 the Company acquired and retired 73,500 shares of its common stock. The shares were acquired in a privately negotiated transaction at a price of $0.50 per share. The acquisition was not part of a plan or program, and the Company does not have a present intention of acquiring any additional shares of its common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Total revenue has decreased 7.92% to $1,141,887 in 2005 from $1,240,157 in 2004. This is the result of only one new franchise opening during the year and selling one of the Company owned centers in November 2004. The Company does not intend to operate more than one or two Tunex center outlets at any given time and will attempt to franchise any Tunex centers it operates that exceed that number.

The Company shows operating income for the year 2005 of $719 as compared to an operating income of $116,319 in 2004. This is the result of a decrease in franchise sales and an increase in the costs of company-owned centers. The Company-owned centers had operating losses that consumed any profit generated by royalties and franchise sales. The Company-owned centers’ operating losses were due to a number of increased expenses. The Company had an increase in labor due to the Company’s compensation structure, which has since been restructured. The centers also had a significant increase in advertising expense, primarily due to a coupon campaign initiated in 2004. Company-owned centers also experienced higher repairs and maintenance costs and an unexpected penalty was assessed.

When taking into account the other income or expenses in the fiscal year ended March 31, 2005, the Company had a loss before income taxes of ($35,957) as compared to income of $125,853 in the fiscal year 2004. The Company had a loss on disposal of equipment not fully depreciated, but without future value of $32,113. Obsolete inventory in the amount of $4,997.92 was also disposed of. These assets were written off after the Company completed an extensive review of all fixed assets and inventory. The Company also had $20,184 in post-employment benefits that were due as a result of management changes that occurred during the fourth quarter.

After giving affect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized net loss of ($60,871) in 2005 as compared to net income of $51,020 in 2004. The Company had a (.03) loss per common share after taxes in 2005.

The Company has continued to install their new SBC Solutions point-of-sale shop management software program in nine centers. This will become the Tunex shop management program for all Tunex centers. This upgrade from the DOS-based program that Tunex previously used, provides sales reports, vehicle and technician control, and is interfaced with a cataloging system. In the future it will provide the Company with timely and accurate sales information from each center. This will enable the Company to provide franchised centers with valuable information on sales trends, flag inadequate costing issues and provide daily profit and loss analysis.

The Company has purchased the newest in wireless systems technology from Delphi Corporation and is evaluating and refining this system before it is offered to franchise centers. By continuing to provide and require technical training and providing updated Tunex systems, Tunex will continue to have technicians with greater expertise and ability to perform diagnostic and repair of vehicles quickly and accurately. This saves the customer money, increases the number of vehicles that a center can accommodate, and thus ultimately increases the profit of the Tunex Center.

The Company continues to actively pursue prospects for potential franchisees. Expansion has primarily been in the intermountain states. However, increased interest has been prevalent primarily in the southeast and southwest parts of the United States. There is currently one new license agreement signed.

Controls and Procedures

With the new management that has been installed, the Company’s Chief Executive Officer and Chief Financial Officer have emphasized the Company controls and procedures. The controls and procedures have been reviewed by the new management and management feels that disclosure controls and procedures are effective in connection with the Company’s filing of its end of the year 10KSB for the fiscal year ending March 31, 2005.

Liquidity and Capital Resources

The Company’s cash decreased from $191,878 in 2004 to $167,231 in 2005. This decrease is the result of a decrease in long-term debt from $40,067 in 2004 to $5,764 in 2005. The Company’s net working capital decreased by 23.75% from $322,698 in 2004 to $246,051 in 2005. This is the result of the decrease in cash and cash equivalents along with an increase in accounts payable and prepaid franchise royalties. A net loss has resulted in a decrease in the Company’s stockholder’s equity from $747,040 in 2004 to $649,419 in 2005.

Management believes that with the added royalties from new franchisees and the current status of working capital, that the Company has adequate working capital for its current and ongoing operations.

ITEM 7.   FINANCIAL STATEMENTS

The balance sheets of the Company as of March 31, 2005 and 2004 and the related statements of operations, stockholders' equity, and cash flows for the three years ending March 31, 2005, 2004, and 2003, including the notes thereto along with the auditor's report of Sorensen, Vance & Company, P.C., independent certified public accountants, are set forth beginning at page F-1. (See the index to financial statements on page 15.)

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on March 31, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended March 31, 2005.

During the fourth quarter of the year ended March 31, 2005, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B.   OTHER INFORMATION

Effective July 12, 2005, George V. South resigned as Chief Financial Officer of the Company. Lisa B. Higley was appointed Chief Financial Officer effective the same day. Biographical information regarding Ms. Higley is presented under Item 9, below.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position Held	Since
Edward Dallin Bagley	66	Chairman of the Board	1990
R. Nick Butterfield	43	President, Chief Executive Officer	2005
Lisa B. Higley	37	Secretary	2005
George V. South	55	Chief Financial Officer	1993
Larry R. Hendricks	62	Director	1990
Rudolf Zitzmann	70	Director	1985

All directors and executive officers serve until the next annual meeting of the shareholders and directors, respectively and until their successors are elected and qualified.

Edward Dallin Bagley became a director of the Company in May 1990. Mr. Bagley is an attorney and member of the Utah State Bar. In addition, he is a director of Clear One Communications, Inc.

Nick Butterfield became President and Chief Executive Officer of the Company in February 2005. Mr. Butterfield previously served as Director of Operations for the Company beginning in October 2001. For two years prior to October 2001 Mr. Butterfield was employed as Operations director for Cort Furniture in Salt Lake City, where he was responsible for furniture sales and distribution in the intermountain west region.

Lisa B. Higley became Secretary of the Company in July 2005. Prior to her employment with this company, Ms. Higley served as a Certified Public Accountant with Wisan, Smith, Racker & Prescott, LLP. Ms. Higley is a Certified Public Accountant in the state of Utah and has a Masters degree in Business Administration.

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

Rudolf Zitzmann became a Director of the Company in 1985 and was at that time its Vice President of Franchise Development. From February 1989 to December 1999 Mr. Zitzmann served as President and CEO of the Company, after which time he retired from these positions.

Due to the limited nature of the Company’s operations, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee. The Board of Directors has determined that Larry R. Hendricks, a director, is a financial expert within the meaning of Item 401(e) of Regulation S-B, and that Mr. Hendricks is “independent” under the definition set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The Company has not adopted a code of ethics applicable to its chief executive and financial officers.

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

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the compensation of the chief executive officer of the Company during the last three years:

Annual Compensation	Long-Term Compensation
Name and
Principal Position	Year	Salary	Bonus	Options
R. Steven Love C.E.O.	2000/04	$75,000	None	None
Nick Butterfield (1) C.E.O.	2005	$60,000	None	None

(1)            Mr. Butterfield became President and Chief Executive Officer on February 16, 2005. No officer has received annual salaries and bonuses in excess of $100,000.

There are no current stock option agreements.

Prior to March of 2002, each of the Company's directors received $250 for each directors' meeting attended. Effective March 2002, each director receives $500 per month for board/consulting fees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2005, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company’s voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

Title of Class	Name & Address of Beneficial Owners	Number of shares	Percent Of Class
Common	Carolyn C. Bagley (1) 2350 Oakhill Dr. Salt Lake City, Utah 84121	166,666	9.32
Common	Edward Dallin Bagley (2) 2350 Oakhill Dr. Salt Lake City, Utah 84121	1,048,451	58.63
Common	All Directors and Officers (as a group)	1,215,117	67.95

(1)  Carolyn C. Bagley is the spouse of Edward Dallin Bagley, a Director of the Company.

(2)  Edward Dallin Bagley is a Director of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

One of the franchised centers opened during the Company’s fiscal year is owned by Larry Hendricks, a member of the Tunex Board of Directors.

ITEM 13.    EXHIBITS

EXHIBITS:    None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended March 31, 2005 and 2004 are as follows:

Audit Fee

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Sorensen, Vance & Company, P.C., the Company’s principal accountant, for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $22,000 for fiscal year 2005 and $18,000 for fiscal year 2004.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal year ended 2005 and $0 for fiscal year ended 2004.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,000 for fiscal year 2005 and $1,000 for fiscal year 2004.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year 2005 and $0 for fiscal year ended 2004.

The Company does not currently have an audit committee. As a result our board of directors performs the duties of an audit committee. The Company’s board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of section 13(e) or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Registrant

By:	/s/ Nick Butterfield
Nick Butterfield, President (Principal Executive)

Date: July 10, 2005

In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Nick Butterfield	Date: July 10, 2005
Nick Butterfield, President

By:	/s/ Rudolf Zitzmann	Date: July 10, 2005
Rudolf Zitzmann, Director

By:	/s/ Edward Dallin Bagley	Date: July 10, 2005
Edward Dallin Bagley, Director

By:	/s/ Larry R. Hendricks	Date: July 10, 2005
Larry R. Hendricks, Director

TUNEX INTERNATIONAL, INC.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Tunex International, Inc.

We have audited the accompanying balance sheets of Tunex International Inc. as of March 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for each of the three years ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Sorensen, Vance & Company, P.C.

Salt Lake City, Utah

June 22, 2005

TUNEX INTERNATIONAL, INC.

BALANCE SHEETS

MARCH 31, 2005 AND 2004

2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$167,231	$191,878
Receivables	176,286	166,805
Inventories	32,068	34,907
Deferred tax asset	13,366	34,068
Other current assets	2,909	6,415
Total current assets	391,860	434,073
Property and equipment, at cost, less accumulated
depreciation and amortization of $121,367 and
$396,352 for 2005 and 2004, respectively	116,125	150,011
Other assets:
Receivables, long-term	159,821	170,635
Goodwill, net of accumulated amortization of $35,407
for 2005 and 2004	105,341	105,341
Other intangible assets, net of accumulated amortization
of $17,970 and $14,570 for 2005 and 2004, respectively	8,779	12,179
Deferred tax asset, net of valuation allowance of
$3,056 and $1,119 for 2005 and 2004, respectively	17,460	24,637
Deposits	1,606	1,606
Total other assets	293,007	314,398
Total Assets	$800,992	$898,482
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,287	$36,235
Accrued payroll and related liabilities	27,905	22,325
Accrued expenses	2,513	2,741
Income taxes payable	--	5,700
Deferred rent expense	15,268	11,084
Prepaid franchise royalties	11,849	--
Current portion of long-term debt	31,987	30,260
Obligations under capital leases – current portion	--	3,030
Total current liabilities	145,809	111,375
Contingency for subleases (Note 8)	--	--
Long-term debt, net of current portion	5,764	40,067
Total liabilities	151,573	151,442
Stockholders' equity:
Preferred stock, Class B, par value $1.00 per share;
1,000,000 shares authorized; 470,625 shares issued
and outstanding for 2005 and 2004	470,625	470,625
Common stock, par value $.001 per share; 50,000,000
shares authorized; 1,861,844 shares issued; 1,788,344
and 1,861,844 shares outstanding, for 2005 and 2004
respectively	1,788	1,862
Additional paid-in capital	4,037,988	4,074,664
Accumulated (deficit)	(3,860,982)	(3,800,111)
Total stockholders' equity	649,419	747,040
Total Liabilities and Stockholders' Equity	$800,992	$898,482

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003
Sales and other revenues:
Service and parts	$587,617	$673,054	$844,041
Royalty income	482,590	416,393	381,457
Franchise sales and licensing income	71,680	150,710	70,500
Total revenue	1,141,887	1,240,157	1,295,998
Cost of service and parts	313,074	322,939	394,108
Gross profit	828,813	917,218	901,890
Selling, general and administrative expenses	828,094	800,899	816,124
Operating income	719	116,319	85,766
Other income (expense):
Sublease rental income	416,568	387,502	358,713
Rental expense related to franchise subleases	(416,568)	(387,502)	(363,423)
Interest income	19,289	16,405	11,651
Interest (expense)	(3,668)	(6,871)	(15,290)
Loss on disposition of equipment	(32,113)	--	--
Postemployment benefits	(20,184)	--	--
Total other income (expense)	(36,676)	9,534	(8,349)
Income (loss) before income taxes	(35,957)	125,853	77,417
Income tax (provision)	(24,914)	(74,833)	(31,144)
Net income (loss)	$(60,871)	$51,020	$46,273
Earnings per share:
Basic:
Net income (loss)	$(.03)	$.03	$.02
Basic shares outstanding	1,839,736	1,861,844	1,861,648
Diluted:
Net income (loss)	$(.03)	$.02	$.02
Diluted shares outstanding	*	2,097,156	2,097,156

*	For the year ended March 31, 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 1, 2002	471,407	$471,407	1,861,453	$1,862	$4,073,882	$(3,897,404)	$649,747
Class B, preferred shares
converted to common shares	(782)	(782)	391	--	782	--	--
Net income for the year
ended March 31, 2003	--	--	--	--	--	46,273	46,273
Balances, March 31, 2003	470,625	470,625	1,861,844	1,862	4,074,664	(3,851,131)	696,020
Net income for the year
ended March 31, 2004	--	--	--	--	--	51,020	51,020
Balances, March 31, 2004	470,625	470,625	1,861,844	1,862	4,074,664	(3,800,111)	747,040
Retirement of treasury
stock acquired during
the year	--	--	(73,500)	(74)	(36,676)	--	(36,750)
Net (loss) for the year
ended March 31, 2005	--	--	--	--	--	(60,871)	(60,871)
Balances, March 31, 2005	470,625	$470,625	1,788,344	$1,788	$4,037,988	$(3,860,982)	$649,419

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(60,871)	$51,020	$46,273
Adjustments to reconcile net income to net cash provided
by operating activities:
Common stock paid in lieu of cash
for franchise license fee	(14,000)	(6,840)	(5,996)
Depreciation and amortization	52,910	46,678	47,342
Loss on disposition of equipment	32,113	--	--
Loan fee write-off for refinanced notes	--	544	--
Provision for bad debts	7,104	5,486	26,345
Change in deferred income tax asset	27,879	69,267	29,189
(Increase) in receivables	(19,702)	(32,661)	(33,374)
(Increase) decrease in inventories	2,839	19,102	(4,059)
(Increase) decrease in other current assets	3,506	4,808	(3,812)
Decrease in deposits	--	2,216	--
Increase (decrease) in accounts payable	20,052	(9,179)	(12,447)
Increase (decrease) in accrued payroll and
related liabilities	5,580	(6,840)	(5,996)
Increase (decrease) in accrued expenses	(228)	(108)	1,481
Increase (decrease) in income taxes payable	(5,700)	3,745	--
Increase in deferred rent expense	4,184	11,084	--
(Decrease) in unearned franchise fees	--	--	(11,000)
Net cash provided by operating activities	55,666	165,162	79,942
Cash Flows From Investing Activities:
Purchase of equipment	(82,756)	(22,087)	(37,374)
Proceeds from sale of equipment	35,019	23,700	1,500
Net cash provided by (used in) investing activities	(47,737)	1,613	(35,874)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(32,576)	(29,955)	(33,680)
Proceeds from issuance of long-term debt	--	12,333	--
Principal payments on capital lease obligations	--	(4,955)	(4,511)
Payment of loan fees	--	(586)	--
Net cash (used in) financing activities	(32,576)	(23,163)	(38,191)
Net increase (decrease) in cash and cash equivalents	(24,647)	143,612	5,877
Cash and cash equivalents, beginning of year	191,878	48,266	42,389
Cash and cash equivalents, end of year	$167,231	$191,878	$48,266

Continued - next page

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

Continued -

	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Schedule of Noncash Investing and Financing Transactions:
The Company sold a franchise license to a board
member who is also a shareholder. The shareholder
paid 73,500 shares of common stock, valued at
$36,750 in lieu of cash for the following franchise
related items:
Franchise license fee	$14,000	$--	$--
Franchise fee receivable	5,000	--	--
Franchise royalties	3,901	--	--
Trade accounts receivable	2,000	--	--
Prepaid franchise royalties	11,849	--	--
Total common stock received from shareholder
and recorded as treasury stock	$36,750	$--	$--
Treasury stock was retired as follows:
Common stock	$74	$--	$--
Additional paid-in capital	36,676	--	--
Total treasury stock retired	$36,750	$--	$--
Conversion of preferred stock to common stock
and additional paid in capital	$--	$--	$782
Decrease in sublease rent receivable with a
corresponding decrease in capital lease payable	$3,030	$4,673	$4,086
Franchise sale consisting of the issuance
of a promissory note receivable	$--	$--	$53,000
Cash Paid During the Year For:
Interest	$3,668	$6,871	$15,290
Income taxes	$5,735	$1,821	$100

The accompanying notes are an integral part of financial statements.

TUNEX INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005, 2004 AND 2003

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

Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 2005, the Company was operating one automobile service center in Utah, and had franchise operations in Arizona, Colorado, Idaho, Nevada, Puerto Rico and Utah. During the year ended March 31, 2005, there were 31 centers in operation, two centers commenced operations, and one center was reacquired and then resold.

B. Significant Accounting Policies

The following significant accounting policies are used by the Company in preparing and presenting its financial statements:

Receivables

Receivables include all amounts due, mainly from franchised service centers, for trade goods and royalties. Receivables for sublease rentals are due from the respective franchises under the same terms as the corresponding lease between the Company and the various lessors. Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected based upon a periodic review of the accounts. Generally, receivables with balances greater than 90 days are classified as long-term (see note 2). As of March 31, 2005, the Company had receivables of approximately $52,000 with balances greater than 90 days but are expected to be collected during the next fiscal year.

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

Notes to the financial statements - continued

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

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company adopted SFAS No. 142 during the fiscal year ended March 31, 2003. In accordance with this standard, goodwill was evaluated for impairment and no adjustment was deemed necessary since the fair value of the asset exceeded its carrying value as of March 31, 2005, 2004 and 2003. The reduction in annual amortization as a result of adopting SFAS No. 142 is $9,383.

Other Intangible Assets

Other intangible assets consist of website development costs, deferred loan fees and registered trademarks recorded at a cost of $26,749 as of March 31, 2005 and 2004. These identifiable intangible assets are considered to have finite useful lives and are being amortized over their estimated useful lives ranging from five to fifteen years.

Accumulated amortization was $17,970 and $14,570 as of March 31, 2005 and 2004, respectively. Amortization expense was $3,400, $3,492 and $3,657 for the years ended March 31, 2005, 2004 and 2003, respectively. Annual amortization expense for the remaining lives of the other intangible assets is estimated as follows:

Years Ending March 31,

2006	$ 2,492
2007	593
2008	191
2009	191
2010	191
Estimated total	$ 3,658

Management Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Notes to the financial statements - continued

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

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between net income for financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized. Income tax expense is provided based upon the financial statement earnings of the Company. In this regard, the Company has established a deferred tax asset, subject to a valuation allowance, for the anticipated benefit of certain tax loss carryforwards allowable for Federal income tax purposes (see note 4).

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents are defined as cash on hand, checking and savings accounts and highly liquid investments with original maturities of three months or less.

Reclassification

Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation. Such reclassifications had no effect on reported net income.

2.    RECEIVABLES

Receivables currently due are comprised of the following at March 31, 2005 and 2004:

	2005	2004
Trade accounts receivable	$30,554	$17,136
Accounts receivable for royalties	126,569	97,228
Sublease rent receivable - operating	7,974	13,192
Sublease rent receivable - capital	--	3,030
Franchise fee receivable	--	5,000
Current portion of notes receivable
with annual interest rates
ranging from 0 - 10%	13,362	32,044
Refundable state income taxes	3,000	--
	181,459	167,630
Allowance for doubtful accounts	(5,173)	(825)
Net current receivables	$176,286	$166,805

Notes to the financial statements - continued

Long-term receivables are amounts due or expected to be received in excess of one year and consist of the following:

	2005	2004
Notes receivable	$199,321	$210,135
Accounts receivable for royalties	--	22,000
Sublease rent receivable - operating	--	--
Sublease rent receivable - capital	--	--
	199,321	232,135
Allowance for doubtful accounts	(39,500)	(61,500)
Net long-term receivables	$159,821	$170,635

During the year ended March 31, 2005, the Company had royalties receivable of $17,652 and a note receivable with a net realizable value of $95,500 that were due from a franchise which defaulted under its franchise license agreement. In May 2005, the Company sought recovery of these receivables and commenced litigation against the owner of the franchise. In response to the litigation, the owner abandoned the franchise. The Company obtained possession of the premises and resumed operations of the automobile service center. The royalties receivable were deemed uncollectible and were written off against the allowance for doubtful accounts as of March 31, 2005.

In May 2005, the reacquired franchise will be accounted for as a purchase transaction. Accordingly, acquired assets and liabilities will be recorded. The excess net realizable value of the note receivable over and above the value of the net assets acquired will be recorded as goodwill. (See note 7.d.)

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

3.    PROPERTY AND EQUIPMENT

The major classifications of property and equipment (including capitalized leases - note 8), at cost, are summarized as follows:

	2005	2004
Equipment	$159,467	$362,858
Leasehold improvements	56,353	109,340
Office furniture and equipment	11,276	52,840
Signs	10,396	21,325
Total property and equipment	237,492	546,363
Less: accumulated depreciation and amortization	(121,367)	(396,352)
Property and equipment - net	$116,125	$150,011

Depreciation expense was $49,510, $43,186 and $43,685 for the years ended March 31, 2005, 2004 and 2003, respectively. Amortization expense related to capitalized leases was $3,152 for the year ended March 31, 2004 and $5,852 for the year ended March 31, 2003. There were no capital leases as of March 31, 2005.

Notes to the financial statements - continued

4.    INCOME TAXES

As of March 31, 2005, the Company has a Federal net operating loss carryforward of approximately $176,000 which is available to offset future income taxes. The net operating loss expires in the years 2006 through 2025. A deferred tax asset of $30,826 and $58,705 has been reflected in the financial statements as of March 31, 2005 and 2004. The tax asset is being carried net of a valuation allowance which has been established for the estimated portion of the loss which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 18% for 2005 and 23% for 2004.

In addition, the Company recognizes temporary timing differences which are created by recognition in different periods for doubtful accounts, vacation accrual and depreciation and amortization expenses.

The components of the Company’s deferred tax assets at March 31, are as follows:

	2005	2004
Net operating loss carryforwards	$ 31,632	$ 50,961
Temporary timing differences	2,250	8,863
Total deferred tax assets	33,882	59,824
Less: valuation allowance	(3,056)	(1,119)
Net deferred tax assets	30,826	58,705
Less: current portion	(13,366)	(34,068)
Deferred tax asset, long-term	$ 17,460	$ 24,637

Tax (benefit) expense reflected in the financial statements is comprised of the following:

	2005	2004	2003
Computed tax expense, using applicable
federal rates	$ --	$ 29,878	$ 13,912
(Decrease) in income taxes resulting
from:
Temporary timing differences	--	(4,971)	(284)
Total federal tax	--	24,907	13,628
Tax (benefit) of net operating loss	--	(24,907)	(13,628)
Current federal tax	--	--	--
State tax expense (benefit)	(2,965)	5,566	1,955
Decrease in net deferred tax assets	27,879	69,267	29,189
Income tax provision	$ 24,914	$ 74,833	$ 31,144

Notes to the financial statements - continued

5.    LONG-TERM DEBT

Long-term debt consists of the following:

	2005	2004
Promissory note due to a bank in monthly
installments of $2,285, including interest
at prime plus 2% (7.75% as of March 31, 2005),
through July 2006. The note is collateralized
by equipment and general intangible assets.	$ 31,289	$ 58,203
Loan agreement due in monthly installments of
$512, including interest at 5%, through
April 2006	6,462	12,124
Total long-term debt	37,751	70,327
Less: current maturities	(31,987)	(30,260)
Long-term debt, net of current portion	$ 5,764	$ 40,067

Annual maturities of long-term debt are as follows:

Years Ending March 31,
2006	$ 31,987
2007	5,764
Total	$ 37,751

6.    LINE OF CREDIT

The Company has a line of credit with a financial institution which allows the Company to borrow up to a maximum of $50,260. The line is secured with equipment, bears interest at a base rate plus 3% and is due on demand. There was no balance due on the line of credit at March 31, 2005 and 2004.

7.    SALE OF FRANCHISES

a.

In April 2004, the Company terminated the franchise license of a franchisee which defaulted under its franchise license agreement. The Company obtained possession of the premises and acquired the franchisee’s inventory and equipment for $31,006 less outstanding obligations due the Company totaling $8,299. The service center was subsequently sold in November 2004 for $120,000. The Company received payment in cash. As part of the sale, the buyer entered into a sublease agreement for the building in which the franchise is located (see note 8.a.).

b.

In July 2004, the Company sold a franchise license to a board member, who is also a shareholder, for a franchise operation in Logan, Utah (see note 12.b.). The franchise license fee was $19,000, including a $5,000 non-refundable deposit which was reported as franchise license income during the year ended March 31, 2004. As payment for the franchise and an additional amount to be applied against future royalties, the shareholder paid 42,000 shares of common stock, valued at $21,000, in lieu of cash.

In October 2004, the shareholder remitted to the Company an additional 31,500 shares of common stock, valued at $15,750, to be held on deposit and applied against future trade and royalty receivables related to the Logan franchise.

Notes to the financial statements - continued

The combined total shares of 73,500 were initially recorded as treasury stock and were subsequently retired as of March 31, 2005. The $36,750 value of the shares was applied to the following Logan franchise related items:

Franchise license fee	$ 14,000
Franchise fee receivable	5,000
Franchise royalties	3,901
Trade accounts receivable	2,000
Prepaid franchise royalties	11,849
$ 36,750
c.

In November 2003, the Company sold its Colorado automobile service center for $175,000. The Company received payment in cash less broker commission costs of $21,000. As part of the sale, the buyer entered into a sublease agreement for the building in which the franchise is located (see note 8.a.).

d.

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

During the year ended March 31, 2000, the buyer ceased making the required monthly payments on the note. Accordingly, an allowance of $26,719 was recorded to reflect the estimated net realizable value in the event the franchise had to be resold. In August 2000, the note was revised and included a principal increase of $8,281. After the revision, the note payments again became delinquent; therefore, the Company increased the allowance provision to $35,000. Although several payments were made since the note revision, the note was still in delinquent status. As a result, pursuant to terms of the agreement, the Company invoked the clause allowing for an interest rate of 10% and reapplied the note payments received. The reapplied payments were offset against the now applicable interest. As part of the adjustment, the principal reverted back to $135,000 and the allowance was increased to $39,500.

In May 2005, the Company commenced litigation against the owner of the franchise for default under the franchise license agreement and to recover the above note and other receivables (see note 2). The Company obtained possession of the premises and is currently operating the automobile service center.

8.	LEASE ARRANGEMENTS
a. Operating Leases for Automobile Service Centers

In June 2003, the Company signed a “Letter of Intent” to lease building space through December 2007. The lease agreement was formalized in July 2004 with no change in lease and payment terms. Pursuant to the terms of the agreement, the agreement requires initial monthly payments of $4,100 with annual rate increases through the end of the lease term.

The Company also leased building space under a long-term operating lease for one of its automobile service centers which was sold in November 2003 (see note 7.c.). The Company currently subleases this space to the new owners (see note 8.b.). Rental expense for operating leases amounted to $78,246, $82,831 and $70,638 for the years ended March 31, 2005, 2004 and 2003.

Future minimum rental payments under the formalized lease agreement are as follows:

Years Ending March 31,

2006	$ 56,400
2007	61,200
2008	48,600
Total lease payments	$ 166,200

Notes to the financial statements - continued

The difference between the actual rent paid and the average rent for the duration of the agreement has been recorded as deferred rent totaling $15,268 and $11,084 as of March 31, 2005 and 2004, respectively.

b.	Operating Leases for Franchise Operations

The Company is obligated for future minimum lease payments on building space leases for which they have corresponding sublease agreements with franchisees. The Company is contingently liable in the event that the sublessees do not fulfill their obligation. These leases are long-term operating leases which expire in various years through 2019. Two agreements provide for one five-year renewal option and seven agreements provide for two five-year renewal options. Generally, the agreements require the payment of related costs such as property taxes, maintenance and insurance. Rental expense under these subleases for the year ended March 31, 2005, 2004 and 2003 was $416,568, $387,502 and $363,423, respectively. Rental income from these subleases, net of amounts not collectible due to franchise defaults, for the years ended March 31, 2005, 2004 and 2003, was $416,568, $387,502 and $358,713, respectively.

Future lease payments and corresponding sublease income are as follows:

Years Ending March 31,

2006	$ 432,631
2007	309,950
2008	278,207
2009	279,200
2010	294,502
Thereafter	1,365,425
Total lease payments/sublease income	$ 2,959,915

The Company also acts as a guarantor on three franchise leases. Estimated future minimum payments in the event of default are:

Years Ending March 31,

2006	$ 186,043
2007	190,837
2008	199,719
2009	202,769
2010	210,741
Thereafter	1,303,700
Total payments, guarantor	$ 2,293,809

In the event of default, the Company has several options for recourse including assuming control of the respective franchises. One such franchise was delinquent in lease payments totaling approximately $22,000 as of March 31, 2005; however, the delinquent payments were subsequently brought current and additional efforts are being made by the franchisee to meet outstanding obligations.

c.	Capital Leases

The Company acquired equipment with an original cost of $16,668 and $42,397 under the terms of several capital lease arrangements for the years ended March 31, 2004 and 2003, respectively. Accumulated amortization related to the capital leases was $12,396 and $30,306 as of March 31, 2004 and 2003, respectively. There were no remaining capital lease payments as of March 31, 2004.

Notes to the financial statements - continued

In December 2001, the Company entered into a capital lease agreement for equipment with a cost of $13,485. The Company simultaneously subleased the equipment to a franchisee and recorded the sublease as a direct financing lease. The lease called for monthly payments of $453, including interest at 13.5%, through October 2004. A corresponding sublease receivable was recorded in the financial statements.

As of March 31, 2004, the minimum lease payments totaled $3,167, including interest of $137. The resulting present value of the net minimum lease payments totaled $3,030. There were no remaining capital lease payments as of March 31, 2005.

9.    PREFERRED STOCK

Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over ordinary debt. They are nonassessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 2005. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock. No shares were converted during the years ended March 31, 2005 and 2004. During the year ended March 31, 2003, 782 shares of preferred stock were converted to 391 shares of common.

10.   STOCK OPTIONS

During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price was $.50 per share and the options were exercisable through July 31, 2004 after which time they expired. No options were exercised during the years ended March 31, 2005, 2004 and 2003.

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

The numerator in calculating both basic and diluted EPS for each year is reported income before extraordinary item, extraordinary item, and net income, respectively. The denominator is based on the following weighted-average number of common shares:

	Year Ended	Year Ended	Year Ended
	March 31, 2005	March 31, 2004	March 31, 2003
Basic	1,839,736	1,861,844	1,861,648
Diluted	*	2,097,156	2,097,156

The difference between basic and diluted weighted-average common shares results from the assumption that Class B preferred stock would be converted into common stock.

*    For the year ended March 31, 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

Notes to the financial statements – continued

The 95,000 exercisable stock options at March 31, 2004 and 2003 were excluded from the computation of diluted EPS because the options’ exercise price was greater that the average market price of the common shares, and therefore, the effect would be antidilutive. The options expired during the year ended March 31, 2005.

12.    RELATED PARTY TRANSACTIONS

a.

Members of the Company’s board of directors were paid to attend board meetings and to take an active role in the Company. Annual fees to board members totaled $18,000 for the year ended March 31, 2005 and $17,500 for each of the years ended March 31, 2004 and 2003.  b.During the year ended March 31, 2005, the Company completed the sale of a franchise license to a board member for a franchise operation in Logan, Utah (see note 7.b.).

b.	During the year ended March 31, 2005, the Company completed the sale of a franchise license to a board member for a franchise operation in Logan, Utah (see note 7.b.).

13.   RETIREMENT PLAN

The Company has a 401(k) profit sharing retirement plan. All full-time employees who meet certain age and length of service requirements are eligible to participate. The plan is an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants may elect to contribute up to 15% of their compensation, not to exceed $14,000, $13,000, and $12,000 for 2005, 2004 and 2003, respectively. The Company provides a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee’s compensation. The Company may also make a discretionary contribution to the plan. The Company’s contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company contributed $779 and $7,047 to the plan for the years ended March 31, 2004 and 2003, respectively. The Company made no contributions for the year ended March 31, 2005.

14.   ADVERTISING

Advertising costs, included in selling, general and administrative expenses, are expensed when incurred and amounted to $36,720, $50,909 and $49,777 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

The Company maintains several bank accounts at one financial institution. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash balances exceeded the insured limits by $72,775 and $100,539 as of March 31, 2005 and 2004, respectively.

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

Notes to the financial statements – continued

17.   SUBSEQUENT EVENTS

In May 2005, the Company terminated the franchise license of a franchisee which defaulted under its franchise license agreement. The Company obtained possession of the premises and resumed operations of the automobile service center. The Company will account for the reacquired franchise as a purchase transaction. (See notes 2 and 7.d.)          The Company also commenced litigation against the same owner for another franchise in an attempt to obtain the second center as collateral for the default of the first center.

In May 2005, the Company sent a 30-day notice of default and termination to another franchise. The Company and the franchise are currently in negotiation.

In June 2005, the Company commenced litigation against the owner of a franchise which has been operating without a signed license agreement. In addition, the franchise is delinquent in the payment of royalties and certain other obligations.

18.   PRIOR YEARS’ ADJUSTMENTS

During the years ended March 31, 2004 and 2003, changes were made to the Company’s financial statements to correct the amounts previously reported for rental income and expense related to sublease agreements. The amounts originally reported included rental expense and sublease rental income for a franchise which no longer had a sublease agreement with the Company. Instead, the franchisee leases directly from the landlord and the Company has no lease obligation and no sublease relationship with the franchise.

The restatement has no effect on net income.

	2004	2003
Previously reported:
Sublease rental income, excluding uncollectible
amounts due to default	432,346	407,682
Rental expense related to franchise subleases	(432,346)	(412,392)
Restated:
Sublease rental income, excluding uncollectible
amounts due to default	387,502	358,713
Rental expense related to franchise subleases	(387,502)	(363,423)
The restatements resulted in the following decrease
in sublease rental income and corresponding
rental expense	$44,844	$48,969