Form 10QSB
period 2005-06-30
TUNEX INTERNATIONAL INC /UT/
filed 2005-08-22
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005, or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah 84106
(Address of Principal Executive Offices)

(801) 486-8133 (Issuer’s telephone number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

As of June 30, 2005, the Issuer had outstanding 1,788,344 shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tunex International, Inc. (“Issuer” or “Company”), files herewith an unaudited balance sheet of the Issuer as of June 30, 2005, and the related statements of operations and cash flows for the three month period ended June 30, 2005. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC

BALANCE SHEETS

	March 3l, 2005	June 30, 2005 Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$167,231	$181,845
Receivables - current portion, net
of allowance of $5,173 and $0,
respectively	176,286	109,928
Inventories	32,068	34,928
Deferred income tax asset	13,366	8,556
Other current assets	2,909	2,510
Total current assets	391,860	337,767

PROPERTY AND EQUIPMENT:

At cost, net of accumulated
depreciation of $121,367 and
$129,506, respectively	116,125	126,725

OTHER ASSETS:

Receivables, less current portion,
net of allowance of $39,500 and
$5,173, respectively	159,821	107,553
Goodwill, net of accumulated
amortization of $35,407	105,341	179,409
Other intangible assets,
net of accumulated amortization of
$17,970 and $18,820, respectively	8,779	7,929
Deferred income tax asset, net of
valuation allowance of $3,056	17,460	28,120
Deposits	1,606	1,606
Total other assets	293,007	324,617

TOTAL ASSETS	$800,992	$789,109

TUNEX INTERNATIONAL, INC.

BALANCE SHEETS

	March 3l, 2005	June 30, 2005 Unaudited
CURRENT LIABILITIES:

Accounts payable	$56,287	$82,149
Accrued payroll and related liabilities	27,905	26,834
Accrued expenses	2,513	3,882
Deferred rent expense	15,268	15,190
Prepaid franchise royalties	11,849	11,247
Current portion of long-term debt	31,987	27,038

Total current liabilities	145,809	166,340

Contingency for subleases	--	--
Long-term debt, net of current portion	5,764	--

TOTAL LIABILITIES	151,573	166,340

STOCKHOLDERS' EQUITY:
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625	470,625
Common stock, par value $.001 per
share; 50,000,000 shares authorized;
1,861,844 shares issued; 1,788,344
shares outstanding	1,788	1,788
Additional paid-in capital	4,037,988	4,037,988
Accumulated (deficit)	(3,860,982)	(3,887,632)

Total stockholders' equity	649,419	622,769

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$800,992	$789,109

The accompanying notes are an integral part of these financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004
SALES AND OTHER REVENUE:
Service and parts sales	$140,840	$177,055
Franchise royalties	118,573	112,709
Franchise sales and licensing income	--	6,000
Total revenue	259,413	295,764
COST OF SERVICE AND PARTS:	67,317	85,771
Gross profit	192,096	209,993
Selling, general and administrative
expenses	225,670	215,392
Operating (loss)	(33,574)	(5,399)
OTHER INCOME (EXPENSE):
Sublease rental income	108,158	104,142
Rental expense related to franchise
subleases	(108,158)	(104,142)
Interest income	1,145	6,363
Interest expense	(834)	(1,096)
(Loss) on disposition of equipment	(1,814)	--
Total other income (expense)	(1,503)	5,267
(LOSS) BEFORE INCOME TAXES:	(35,077)	(132)
Income tax benefit	8,427	--
NET (LOSS)	$(26,650)	$(132)
EARNINGS PER SHARE:
Basic:
Net (loss)	$(.01)	$--
Basic shares outstanding	1,788,344	1,861,844
Diluted:
Net (loss)	$(.01)	$--
Diluted shares outstanding	*	*

*For the three months ended June 30, 2005 and 2004, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

The accompanying notes are an integral part of these financial statements.

TUNEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(26,650)	$(132)
Adjustments to reconcile net (loss)
to net cash provided by operating
activities:
Depreciation and amortization	10,690	9,898
Loss on disposition of equipment	1,814	--
Supplies acquired by decrease in note
receivable	6,226	--
Change in deferred income tax asset	(5,850)	--
Provision for bad debts	--	564
Decrease in receivables	22,524	150
(Increase) in inventories	(2,860)	(6,201)
(Increase) decrease in other current
assets	399	(4,652)
(Increase) in deposits	--	(35)
Increase in accounts payable	25,862	34,980
Increase (decrease) in accrued payroll
and related liabilities	(1,071)	9,105
Increase in accrued expenses	1,369	1,957
Increase (decrease)in deferred rent
expense	(78)	1,421
Net cash provided by operating
activities	32,375	47,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,364)	(64,912)
Proceeds from disposition of equipment	3,316	--
Net cash (used in) investing
activities	(7,048)	(64,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(10,713)	(8,026)
Net cash (used in) financing
activities	(10,713)	(8,026)
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	14,614	(25,883)
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	167,231	191,878
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,845	$165,995

The accompanying notes are an integral part of these financial statements.

TUNEX INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended
	June 30, 2005	June 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Schedule of Noncash Transactions:
In May 2005, the Company reacquired a
franchise which defaulted under
its franchise license agreement
The acquisition was accounted for
as a purchase transaction with the
following non-cash components:
Decrease in note receivable	$(135,000)	$--
Decrease in allowance for
doubtful accounts	39,500	--
Increase in property and equipment	15,206	--
Increase in prepaid supplies	6,226	--
Total recorded as goodwill	$74,068	$--
Decrease in royalties receivable with
a corresponding decrease in prepaid
franchise royalties	$602	$--
Decrease in sublease rent receivable
with a corresponding decrease in
capital lease payable	$--	$1,270
Cash Paid During the Period for:
Interest $	834	$1,096
Income taxes	$--	$--

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

2.    Basic and Diluted Net Income (Loss) per Share

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

For the three months ended June 30, 2005 and 2004, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

The 95,000 exercisable stock options at June 30, 2004 were excluded from the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. The stock options expired in July 2004.

3.    Recent Franchised Service Center Activities

In May 2005, the Company terminated the franchise license of a franchisee which defaulted under its franchise license agreement. The Company obtained possession of the premises and resumed operations of the automobile service center. The Company accounted for the reacquired franchise as a purchase transaction which consisted of the following:

Decrease in note receivable	$(135,000)
Decrease in allowance for
doubtful accounts	39,500
Increase in property and equipment	15,206
Increase in prepaid supplies	6,226
Total recorded as goodwill	$74,068

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

4.    PRIOR PERIOD ADJUSTMENT

During the quarter ended June 30, 2004, changes were made to the Company’s financial statements to correct the amounts previously reported for rental income and expense related to sublease agreements. The amounts originally reported included rental expense and sublease rental income for a franchise which no longer had a sublease agreement with the Company. Instead, the franchisee leases directly from the landlord and the Company has no lease obligation and no sublease relationship with the franchise.

The restatement has no effect on net income.

Previously reported:
Sublease rental income	116,110
Rental expense related to franchise
subleases	(116,110)
Restated:
Sublease rental income	104,142
Rental expense related to franchise
Subleases	(104,142)
The restatements resulted in the following
decrease in sublease rental income and
corresponding rental expense	$11,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Material Changes in Financial Condition

On June 30, 2005 the Company’s financial condition was basically unchanged. Management reevaluated which resulted in reclassifying a net of $47,799 from current accounts receivable to long-term accounts receivable. Property and equipment and other assets increased due to the Company repossessing one franchised center in Colorado. The Company reported the repossession as a purchase transaction resulting in goodwill of $74,068. Current liabilities increased with the corporation now operating two service centers since May 24, 2005.

Because current assets decreased and, equipment and other long term assets and current liabilities increased, the Company’s working capital decreased from $246,051 on March 31, 2005 to $171,427 on June 30, 2005.

Management still believes that the working capital of the Company is adequate for its current operations and its ongoing efforts to develop new service centers to be converted to franchised centers and for the granting of new franchise licenses.

Results of Operations

During the three-month period ended June 30, 2005, total revenue decreased from $295,764 to $259,413 as compared to the same three-month period in 2004. The Company owned and operated two service centers during two months of the three-month period ended June 30, 2004. However, the Company owned two service centers for only five weeks during the three-month period ended June 30, for 2005. On May 24, 2005 the Company reacquired a center in Colorado, and spent one week updating the center and training new staff in order to turn the center around. The Company received revenue for one month from the center in Colorado. The other Company-owned center showed a 7.65% decrease in revenue for the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004.

Net loss before income taxes for the three-month period ended June 30, 2005 was ($35,077) as compared to ($132) for the same three-month period in 2004. This increased loss was primarily the result of decreased revenues from company owned service centers combined with higher legal fees that occurred from working delinquent accounts and in reacquiring/repossessing the Colorado center. Net loss, as reflected after income taxes for the three months ending June 30, 2005, was ($26,650) as compared to ($132) for the same three-month period in 2004. Consequently, the Company had ($.01) loss per share on a fully diluted basis for the three months ended June 30, 2005 as compared to zero income or loss per share on a diluted basis for the same three months in 2004.

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

During the quarter the individual franchise license agreement was evaluated and updated. A new individual franchisee license now costs $25,000 with 5% royalty fees on gross sales. The cost of master or area franchises is dependent on the size of the areas involved.

Recent Developments

The Company entered into litigation proceedings with three franchised centers during the three-month period ended June 30, 2005. One of these resulted in the Company terminating the franchise license because this center defaulted under its franchise license agreement.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT	SEC Ref.	Title of Document

31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	32	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: August 16, 2005	By:	/s/ Nick Butterfield
Nick Butterfield, Chief Executive Officer

Date: August 16, 2005	By:	/s/ Lisa B. Higley
Lisa B. Higley, Chief Financial Officer