Form 10QSB
period 2005-09-30
TUNEX INTERNATIONAL INC /UT/
filed 2005-11-18
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005, or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah 84106
(Address of Principal Executive Offices)

(801) 486-8133 (Issuer’s telephone number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

As of September 30, 2005, the Issuer had outstanding 1,788,344 shares of common stock.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Tunex International, Inc. (“Issuer” or “Company”), files herewith an unaudited balance sheet of the Issuer as of September 30, 2005, and the related statements of operations and cash flows for the six-month period ended September 30, 2005. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC
BALANCE SHEETS

	March 3l, 2005	September 30, 2005
		Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$167,231	$97,634
Receivables - current portion, net
of allowance of $5,173 and $0,
respectively	176,286	122,440
Inventories	32,068	32,234
Deferred income tax asset	13,366	13,576
Other current assets	2,909	1,164

Total current assets	391,860	267,048

PROPERTY AND EQUIPMENT:
At cost, net of accumulated
depreciation of $121,367 and
$139,456, respectively	116,125	127,035

OTHER ASSETS:
Receivables, less current portion,
net of allowance of $39,500 and
$73,500, respectively	159,821	39,031
Goodwill, net of accumulated
amortization of $35,407	105,341	179,409
Other intangible assets,
net of accumulated amortization of
$17,970 and $19,670, respectively	8,779	7,079
Deferred income tax asset, net of
valuation allowance of $3,056 and
$12,256, respectively	17,460	37,647
Deposits	1,606	1,606

Total other assets	293,007	264,772

TOTAL ASSETS	$800,992	$658,855

TUNEX INTERNATIONAL, INC
BALANCE SHEETS

	March 3l, 2005	September 30, 2005
		Unaudited
CURRENT LIABILITIES:
Accounts payable	$56,287	$62,481
Accrued payroll and related liabilities	27,905	23,030
Accrued expenses	2,513	2,769
Deferred rent expense	15,268	15,111
Prepaid franchise royalties	11,849	8,201
Current portion of long-term debt	31,987	18,495

Total current liabilities	145,809	130,087

Contingency for subleases	--	--
Long-term debt, net of current portion	5,764	--

TOTAL LIABILITIES	151,573	130,087

STOCKHOLDERS' EQUITY:
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625	470,625
Common stock, par value $.001 per
share; 50,000,000 shares authorized;
1,861,844 shares issued; 1,788,344
shares outstanding	1,788	1,788
Additional paid-in capital	4,037,988	4,037,988
Accumulated (deficit)	(3,860,982)	(3,981,633)

Total stockholders' equity	649,419	528,768

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$800,992	$658,855

TUNEX INTERNATIONAL
STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended September 30,		Six-months ended September 30,
	2005	2004	2005	2004
SALES AND OTHER REVENUE:
Service and parts sales	$217,853	$195,884	$358,693	$372,939
Franchise royalties	144,069	114,065	262,641	226,773
Franchise sales and licensing
income	--	15,000	--	21,000

Total Revenue	361,922	324,949	621,334	620,712

COSTS OF SERVICE AND PARTS	115,230	93,771	182,546	179,541

Gross Profit	246,692	231,178	438,788	441,171
Selling, general and administrative
expenses	357,387	215,848	583,058	431,240

Operating income (loss)	(110,695)	15,330	(144,270)	9,931

OTHER INCOME (EXPENSE):
Sublease rental income	108,158	131,310	216,316	247,420
Rental expense related to
franchise subleases	(108,158)	(131,310)	(216,316)	(247,420)
Other income	2,000	--	2,000	--
Interest income	746	8,079	1,891	14,442
Interest expense	(499)	(967)	(1,332)	(2,063)
(Loss) on disposition of
equipment	--	--	(1,814)	--

Total other income (expense)	2,247	7,112	745	12,379

INCOME(LOSS) BEFORE INCOME TAXES:	(108,448)	22,442	(143,525)	22,310
Income tax benefit(expense)	14,447	(4,000)	22,874	(4,000)

NET INCOME(LOSS)	$(94,001)	$18,442	$(120,651)	$18,310

EARNINGS (LOSS) PER SHARE:
Basic:
Net Income	$(0.05)	$0.01	$(0.07)	$0.01
Basic shares outstanding	1,788,344	1,840,844	1,788,344	1,840,844
Diluted:
Net Income	$(0.05)	$0.01	$(0.07)	$0.01
Diluted shares outstanding	*1,788,344	2,076,156	*1,788,344	2,076,156

*     For the three-months and six-months ended September 30, 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

TUNEX INTERNATIONAL
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(120,651)	$18,310
Adjustments to reconcile net (loss)
to net cash provided by operating
activities:
Common stock paid in lieu of cash
for franchise license fee	--	(14,000)
Depreciation and amortization	21,490	19,796
Provision for bad debts	1,267
Loss on disposition of equipment	1,814	--
Supplies acquired by decrease in note
receivable	6,226	--
Change in deferred income tax asset	(20,397)	3,000
Decrease in receivables	75,487	38,802
(Increase) in inventories	(166)	(15,032)
(Increase) decrease in other current
assets	1,746	(1,335)
(Increase) in deposits	--	(35)
Increase in accounts payable	6,194	6,989
Increase (decrease) in accrued payroll
and related liabilities	(4,875)	2,687
Increase in accrued expenses	256	1,433
Increase (decrease)in deferred rent
expense	(157)	2,842

Net cash provided by (used in)
Operating activities	(33,033)	64,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,624)	(67,180)
Proceeds from disposition of equipment	3,316	--

Net cash (used in) investing
activities	(17,308)	(67,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(19,256)	(16,138)

Net cash (used in) financing
activities	(19,256)	(16,138)

NET (DECREASE) IN CASH AND CASH
EQUIVALENTS	(69,597)	(18,594)
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	167,231	191,878

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,634	$173,284

TUNEX INTERNATIONAL
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-months ended
	September 30, 2005	September 30, 2004
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
shareholder. The shareholder paid
42,000 shares of common stock, valued
at $21,000, in lieu of cash for the
following franchise related items:
Franchise license fee	$--	$14,000
Franchise fee receivable	--	5,000
Trade accounts receivable	--	2,000

Total common stock received from
shareholder and recorded as
treasury stock	$--	$21,000
Decrease in royalties receivable with
a corresponding decrease in prepaid
franchise royalties	$3,648	$--
Decrease in sublease rent receivable
with a corresponding decrease in
capital lease payable	$--	$2,583
Cash Paid During the Period for:
Interest	$1,332	$2,063

Income taxes	$100	$--

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

For the three-months and six-months ended September 30, 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

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

4.      Subsequent Repossession of Franchise Center

In October 2005, the Company terminated the license and repossessed a Utah franchised service center. The Company began operating the service center effective October 17, 2005. The franchised center had past-due rent amounts relating to a lease, on which the Company was a guarantor. The Company estimates that these past-due amounts will be settled for $10,000 and has recorded this expense and liability in the current quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Material Changes in Financial Condition

On September 30, 2005 the Company’s financial condition changed as discussed below. Cash and Cash equivalents were reduced by $69,597 from March 31, 2005 due to cash used in operations. In addition, Management reevaluated accounts receivable, which resulted in a reclassification between long-term and current accounts receivable. Property and equipment and other assets increased due to the Company repossessing one franchised center in Colorado, during the first fiscal quarter ended June 30, 2005. The Company reported the repossession as a purchase transaction resulting in goodwill of $76,068 during the first quarter.

During the second quarter the Company increased the allowance for doubtful accounts by $28,827 due to certain accounts receivables and notes that the Company estimates to be uncollectible.

Although, accounts payable increased with the Company operating two service centers since May 24, 2005, total current liabilities decreased due to current long-term debt being consistently paid off. Because current assets decreased at a greater rate than current liabilities the Company’s working capital decreased from $246,051 on March 31, 2005 to $136,961 on September 30, 2005.

Management still believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop new service centers for conversion to franchised centers and for the granting of franchise licenses.

Results of Operations

During the three-month period ended September 30, 2005, total revenue increased 11.38% from $324,949 to $361,922 as compared to the same three-month period in 2004. This revenue increase was comprised of and increase in Service and parts sales of 11.22% and an increase Franchise royalties of 26.30%, compared to the same three-month period in 2004. Cost of Service and Parts increased as a percentage of Sales, as compared to the same period in 2004. This increase was primarily due to a high volume of employee turnover in a short period of time. The Company incurred additional costs in order to maintain the quality and standards of Tunex. Selling, general and administrative expenses increased by $141,539 during the three-month period ended September 30, 2005, as compared to the same three-month period in 2004. This increase was due to an increase of $69,327 in bad debt expense, an increase in advertising expense of $25,000 for the development of a new marketing program for prospective franchisees and for initiating a direct mail program for Company owed centers, recording of a potential liability for delinquent rent of a franchisee estimated at $10,000 and the additional expenses of getting the newly acquired Colorado Company owned center operating at Tunex standards.

Net loss before income taxes for the three-month period ended September 30, 2005 was ($108,448) as compared to income of $22,442 for the same three-month period in 2004. This loss was primarily the result of the increased selling, general and administrative expenses that occurred during this period. Net loss as reflected after income taxes for the three-month ending September 30, 2005, was ($94,001) as compared to Net income of $18,442 for the same three-month period in 2004. Consequently, the Company had a ($0.05) loss per share compared to $0.01 income per share for the same three-month period in 2004.

During the six-month period ended September 30, 2005, total revenue increased .10% from $620,712 to $621,334 as compared to the same six-month period in 2004. Year-to-date Service and Parts sales decreased by 3.82% and franchise royalty income increased by 15.82%. Net loss before income taxes for the six-month period ended September 30, 2005 was ($143,525) as compared to income of $22,310 for the same six-month period ended in 2004. Although revenues increased slightly for the six-month period ended September 30, 2005, this increase was not great enough to support the additional expenses incurred. Net loss as reflected after income taxes for the six-month ending September 30, 2005, was ($120,651) as compared to Net income of $18,310 for the same six-month period in 2004. Consequently, the Company had a ($0.07) loss per share compared to $0.01 income per share for the same three-month period in 2004.

The Company continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or financing to the Company.

The Company is actively offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation. Currently the Company is developing a new marketing package to enable them to better display the opportunity Tunex has to offer to future franchisees.

Recent Developments

The Company entered into litigation proceedings with three franchised centers during the first fiscal quarter ended June 30, 2005. One of these resulted in the Company terminating the franchise license because this center defaulted under its franchise license agreement. Litigation proceedings continue with the other two franchised centers.

Subsequent to September 30, 2005 the Company entered into litigation proceedings with a franchised center in Utah that has defaulted under its franchise license agreement. As of October 17, 2005 the Company has taken possession and is currently operating this center.

ITEM 3.     CONTROLS AND PROCEDURES

At the beginning of this current fiscal year, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedure were effective. There have been no significant changes in the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

EXHIBIT:     None

EXHIBIT	SEC Ref.	Title of Document
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	32	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: November 17, 2005	By:	/s/ Nick Butterfield
Nick Butterfield, Chief Executive Officer

Date: November 17, 2005	By:	/s/ Lisa B. Higley
Lisa B. Higley, Chief Financial Officer