Form 10QSB
period 2005-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2006-02-21
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005, or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah 84106
(Address of Principal Executive Offices)

(801) 486-8133 (Issuer’s telephone number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [     ] No [X ]

As of December 31, 2005, the Issuer had outstanding 1,788,344 shares of common stock.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Tunex International, Inc. (“Issuer” or “Company”), files herewith an unaudited balance sheet of the Issuer as of December 31, 2005, and the related statements of operations and cash flows for the nine-month period ended December 31, 2005. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC
BALANCE SHEETS

	March 3l, 2005	December 31, 2005
		Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$167,231	$52,768
Receivables - current portion, net
of allowance of $5,173 and $0,
respectively	176,286	60,824
Inventories	32,068	46,682
Deferred income tax asset	13,366	13,750
Other current assets	2,909	291

Total current assets	391,860	174,315

PROPERTY AND EQUIPMENT:
At cost, net of accumulated
depreciation of $121,367 and
$148,787, respectively	116,125	214,797

OTHER ASSETS:
Receivables, less current portion,
net of allowance of $39,500 and
$73,500, respectively	159,821	72,910
Goodwill, net of accumulated
amortization of $35,407	105,341	179,409
Other intangible assets,
net of accumulated amortization of
$17,970 and $20,520, respectively	8,779	6,229
Deferred income tax asset, net of
valuation allowance of $3,056 and
$12,256, respectively	17,460	34,094
Deposits	1,606	8,473

Total other assets	293,007	301,115

TOTAL ASSETS	$800,992	$690,227

TUNEX INTERNATIONAL, INC
BALANCE SHEETS

	March 3l, 2005	December 31, 2005
		Unaudited
CURRENT LIABILITIES:
Accounts payable	$56,287	$104,608
Accrued payroll and related liabilities	27,905	40,448
Accrued expenses	2,513	8,744
Deferred rent expense	15,268	15,032
Prepaid franchise royalties	11,849	5,903
Current capital lease	--	9,721
Current portion of long-term debt	31,987	9,904

Total current liabilities	145,809	194,360

Long-term Capital Lease, net of Current portion	--	32,489
Long-term debt, net of Current portion	5,764	--
TOTAL LIABILITIES	151,573	226,849

STOCKHOLDERS' EQUITY:
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625	470,625
Common stock, par value $.001 per
share; 50,000,000 shares authorized;
1,788,344 shares issued; 1,788,344
shares outstanding	1,788	1,788
Additional paid-in capital	4,037,988	4,037,988
Accumulated (deficit)	(3,860,982)	(4,047,023)

Total stockholders' equity	649,419	463,378

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$800,992	$690,227

	Three-months ended December 31,		Nine-months ended December 31,
	2005	2004	2005	2004
SALES AND OTHER REVENUE:
Service and parts sales	$254,542	$139,343	$613,234	$512,282
Franchise royalties	103,170	105,262	365,812	332,035
Franchise sales and licensing
income	--	42,960	--	63,960

Total Revenue	357,712	287,565	979,046	908,277

COSTS OF SERVICE AND PARTS	117,711	66,901	300,257	246,443

Gross Profit	240,001	220,664	678,789	661,834
Selling, general and administrative
expenses	307,130	208,483	890,188	639,723

Operating income (loss)	(67,129)	12,181	(211,399)	22,111

OTHER INCOME (EXPENSE):
Sublease rental income	108,157	123,709	324,473	371,129
Rental expense related to
franchise subleases	(108,157)	(123,709)	(324,473)	(371,129)
Other income	6,000	--	8,000	--
Interest income	23	813	1,915	15,256
Interest expense	(906)	(832)	(2,238)	(2,895)
(Loss) on disposition of
equipment	--	--	(1,814)	--

Total other income (expense)	5,117	(19)	5,863	12,361

INCOME(LOSS) BEFORE INCOME TAXES:	(62,012)	12,162	(205,536)	34,472
Income tax benefit(expense)	(3,379)	5,335	19,495	9,335

NET INCOME(LOSS)	$(65,391)	$6,827	$(186,041)	$25,137

EARNINGS (LOSS) PER SHARE:
Basic:
Net Income (Loss)	$(0.04)	$0.004	$(0.10)	$0.014
Basic shares outstanding	1,788,344	1,804,094	1,788,344	1,825,094
Diluted:
Net Income (Loss)	$(0.04)	$0.003	$(0.10)	$0.012
Diluted shares outstanding	*1,788,344	2,039,406	*1,788,344	2,060,406

*     For the three-months and nine-months ended December 31, 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

TUNEX INTERNATIONAL
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(186,041)	$25,137
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
Common stock paid in lieu of cash
for franchise license fee	--	(14,000)
Depreciation and amortization	31,671	29,693
Provision for bad debts	94,051	1,511
Loss on disposition of equipment	1,814	--
Changes in assets and liabilities
Change in deferred income tax asset	(17,018)	7,000
Decrease in receivables	54,965	32,051
(Increase) in inventories	(8,388)	(17,358)
Increase decrease in other current assets	(45,471)	2,569
Increase in deposits	(6,867)	(35)
Increase in accounts payable	48,321	26,054
Increase (decrease) in accrued payroll
and related liabilities	12,543	(3,650)
Increase (decrease) in accrued expenses	6,231	(3,830)
Increase (decrease)in deferred rent
expense	(236)	4,263

Net cash provided by (used in)
Operating activities	(14,425)	89,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71,420)	(70,861)
Proceeds from disposition of equipment	--	42,443

Net cash (used in) investing
activities	(71,420)	(28,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(27,837)	(24,314)
Principal payments on capital leases	(781)	--

Net cash (used in) financing
activities	(28,618)	(24,314)

NET (DECREASE) IN CASH AND CASH
EQUIVALENTS	(114,463)	(36,673)
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	167,231	191,878

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,768	$228,551

TUNEX INTERNATIONAL
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-months ended
	December 31, 2005	December 31, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Schedule of Noncash Transactions:
In May 2005, the Company reacquired a
franchise which defaulted under
its franchise license agreement
The acquisition was accounted for
as a purchase transaction with the
following non-cash components:
Decrease in note receivable	$(135,000)	$--
Decrease in allowance for
doubtful accounts	39,500	--
Increase in property and equipment	15,206	--
Increase in prepaid supplies	6,226	--

Total recorded as goodwill	$74,068	$--

The Company acquired equipment by
assuming a capital lease	$42,981	$--

The Company sold a franchise license
to a board member who is also a
shareholder. The shareholder paid
42,000 shares of common stock, valued
at $21,000, in lieu of cash for the
following franchise related items:
Franchise license fee	$--	$14,000
Franchise fee receivable	--	5,000
Franchise royalties	--	1,998
Trade accounts receivable	--	2,000
Prepaid franchise royalties	--	13,752

Total common stock received from
shareholder and recorded as
treasury stock	$--	$36,750
Decrease in royalties receivable with
a corresponding decrease in prepaid
franchise royalties	$5,946	$--
Decrease in sublease rent receivable
with a corresponding decrease in
capital lease payable	$--	$3,030
Cash Paid During the Period for:
Interest	$2,238	$2,895

Income taxes	$100	$--

TUNEX INTERNATIONAL, INC.
Notes to Financial Statements
(Unaudited)

1.   The Company and Basis of Presentation

Tunex International, Inc. (the Company), a Utah corporation commenced operations in 1981. Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers.

The accompanying unaudited interim financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

2.   Basic and Diluted Net Income (Loss) per Share

Basic earnings per share (EPS) are computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator). The computation of diluted EPS is similar to basic EPS. Except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The difference between basic and diluted weighted-average common shares results from the assumption that Class B preferred stock would be converted into common stock.

For the three-months and nine-months ended December 31, 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

3.   Recent Franchised Service Center Activities

In May 2005, the Company terminated the franchise license of a franchisee, which defaulted under its franchise license agreement. The Company obtained possession of the premises and resumed operations of the automobile service center. The Company accounted for the reacquired franchise as a purchase transaction, which consisted of the following:

Decrease in note receivable	$(135,000)
Decrease in allowance for
doubtful accounts	39,500
Increase in property and equipment	15,206
Increase in prepaid supplies	6,226

Total recorded as goodwill	$74,068

The Company also commenced litigation against the same owner for another franchise in an attempt to obtain the second center as collateral for the default of the first center. The Company has settled with the owner and will be taking possession of the premises of the second location in February 2006.

In June 2005, the Company commenced litigation against the owner of a franchise, which has been operating without a signed license agreement. In addition, the franchise is delinquent in the payment of royalties and certain other obligations. The Company and the franchise have come to an agreement.

In October 2005 The Company terminated the franchise license of a franchisee, which defaulted under its franchise license agreement. The Company obtained possession of the premises and resumed operations of the automobile service center. The Company is currently negotiating with other creditors to purchase the equipment left by the franchise.

In November 2005 The Company terminated the franchise license of a franchisee, which defaulted under its franchise license agreement. The Company obtained possession of the premises and resumed operations of the automobile service center. The Company accounted for the reacquired franchise as a purchase transaction, which consisted of the following:

Paid back rent and taxes for	$(23,294)
Increase in Property and equipment	20,400
Increase in prepaid supplies	2,894

In December 2005 The Company closed one company owned location. This location had to be relocated due to contracts entered into by the property owner. The Company is currently negotiating with the landlord to conclude their lease.

4.   Contingent liabilities

The Company’s Articles of Incorporation, as amended, authorized 1,000,000 shares of Series B Preferred Stock, of which 470,625 shares are issued and outstanding, and stated that so long as the Series B Stock is outstanding the board of directors shall consist of five members and the holders of Series B Stock have the right to elect one of the five directors; and all shares of Series B stock shall be redeemed on June 1, 1995 at a redemption price of $1.00.

The board of directors currently consists of three persons. Rudolf Zitzmann who now serves as a director was the director elected by the holders of the Series B Stock in 1990. The holders of the Series B Stock have not elected another director since 1990.

The Company did not redeem the Series B Stock in 1995. The Company does not intend to redeem the Series B Stock based on its determination that any right that a holder of Series B Stock may have had to demand redemption has been waived through the passage of time, and any legal claim to compel redemption has expired under applicable statutes of limitation.

5.   Subsequent Event

The Company finalized negotiations with the other creditors involved in the bankruptcy of the franchise that was obtained in October 2005. The Company has purchased the assets of the franchise for $22,000 in January 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the Company’s history of operations, the availability of additional capital necessary to execute the Company’s plan of operations, the volatility of the market, the availability of necessary personnel, and general economic conditions within the United States.

Liquidity and Capital Resources

On December 31, 2005 the Company’s financial condition changed as discussed below. Cash and Cash equivalents were reduced by $114,463 from March 31, 2005 due to cash used in operations. In addition, Management reevaluated accounts receivable, which resulted in a reclassification between long-term and current accounts receivable. Property and equipment and other assets increased due to the Company repossessing one franchised center in Colorado, during the first fiscal quarter ended June 30, 2005 and two during the third fiscal quarter ended December 31, 2005. The Company reported the repossession in Colorado as a purchase transaction resulting in goodwill of $74,068 during the first quarter. The Company reported both repossessions in the third quarter as purchase transactions that resulted in the company acquiring property and equipment for $23,294 during the fiscal quarter ended December 31, 2005 and $22,000 that occurred subsequent to fiscal quarter ended December 31, 2005.

During the second quarter the Company increased the allowance for doubtful accounts by $28,827 due to certain accounts receivables and notes that the Company estimates to be uncollectible. There was no change during the third quarter.

Accounts payable increased with the Company operating two service centers since May 24, 2005, and the addition of two more during the third quarter. Accrued payroll and related liabilities also increased due to the increased number of employees. Although The Company has consistently paid off their current long-term debt, The Company entered into a capital equipment lease during the third quarter for $42,981. Because current assets decreased at a greater rate than current liabilities the Company’s working capital decreased from $246,051 on March 31, 2005 to a working capital deficit of ($20,045) on December 31, 2005.

Management still believes that the working capital of the Company is adequate for its current and ongoing operations and its ongoing efforts to develop new service centers for conversion to franchised centers and for the granting of franchise licenses.

Results of Operations

During the three-month period ended December 31, 2005, total revenue increased 25.39% from $139,343 to $254,542 as compared to the same three-month period in 2004. This revenue increase was comprised of 82.67% increase in Service and parts sales, due to the operation of more company owned centers and a decrease in Franchise royalties of -1.99%, compared to the same three-month period in 2004. The Company did not have any franchise sales and licensing income for the three-month period as compared to $42,960 for the same three-month period in 2004. Cost of Service and Parts decreased as a percentage of sales, as compared to the same period in 2004 from 48.01% to 46.24%. The Company incurred additional costs in order to maintain the quality and standards of Tunex in the centers repossessed during the year. As a result of operating four company owned centers by November 2005, selling, general and administrative expenses increased by $98,647 during the three-month period ended December 31, 2005, as compared to the same three-month period in 2004.

Net loss before income taxes for the three-month period ended December 31, 2005 was ($62,012) as compared to income of $12,162 for the same three-month period in 2004. This loss was primarily the result of the increased selling, general and administrative expenses that occurred during this period. Net loss as reflected after income taxes for the three-month ending December 31, 2005, was ($65,391) as compared to Net income of $6,827 for the same three-month period in 2004. Consequently, the Company had a ($0.04) loss per share compared to $0.004 income per share for the same three-month period in 2004.

During the nine-month period ended December 31, 2005, total revenue increased 7.79% from $908,277 to $979,046 as compared to the same nine-month period in 2004. Year-to-date Service and Parts sales increased by 19.71%, due to the addition of three company owned centers and franchise royalty income increased by 10.17%, due to an increase in service and parts sales system-wide. The Company did not have any franchise sales and licensing income for the nine-month period as compared to $63,960 for the same nine-month period in 2004. Net loss before income taxes for the nine-month period ended December 31, 2005 was ($205,536) as compared to income of $34,472 for the same nine-month period ended in 2004. Although revenues increased for the nine-month period ended December 31, 2005, this increase was not great enough to support the additional expenses incurred. Net loss as reflected after income taxes for the nine-month ending December 31, 2005, was ($186,041) as compared to Net income of $25,137 for the same nine-month period in 2004. Consequently, the Company had a ($0.10) loss per share compared to $0.014 income per share for the same nine-month period in 2004.

The Company provides for federal income taxes based on an estimated effective annual rate netted with any changes in the valuation allowance on deferred income taxes. The Company provides for state income taxes for the state jurisdiction where the Company expects to pay taxes. The valuation allowance is $12,256 at December 31, 2005. This amount was based on the net operating loss carryforwards that are estimated to expire unused.

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

Recent Developments

The Company entered into litigation proceedings with three franchised centers during the first fiscal quarter ended June 30, 2005. One of these resulted in the Company terminating the franchise license because this center defaulted under its franchise license agreement. The Company has concluded all other litigation proceedings.

The Company terminated two other franchise license agreements during the third quarter ending December 31, 2005 and have taken over operations in these centers.

One company owned center was closed in December 2005, due to property use changes.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT:    None

FORM 8 – K   None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: February 17, 2006	By:	/s/ Nick Butterfield
Nick Butterfield, Chief Executive Officer

Date: February 17, 2006	By:	/s/ Lisa B. Higley
Lisa B. Higley, Chief Financial Officer