Form 10KSB
period 2006-03-31
TUNEX INTERNATIONAL INC /UT/
filed 2006-06-30
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Exact name of small business issuer in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah	84106-1423
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number) (801) 486-8133

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year: $ 1,358,813.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock in the over-the-counter market on March 31, 2006 was $137,890.

As of March 31, 2006, the Issuer had outstanding 3,649,681 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	PAGE NUMBER

PART I

1.	DESCRIPTION OF BUSINESS	3
2.	DESCRIPTION OF PROPERTY	6
3.	LEGAL PROCEEDINGS	7
4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

PART II

5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND	7
	SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
6.	MANAGEMENT'S DISCUSSION AND ANALYSIS	8
	OR PLAN OF OPERATION
7.	FINANCIAL STATEMENTS (F1-F19)	9
8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON	10
	ACCOUNTING AND FINANCIAL DISCLOSURE
8A.	CONTROLS AND PROCEDURES	10
8B.	OTHER INFORMATION	10

PART III

9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;	11
	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
10.	EXECUTIVE COMPENSATION	12
11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	13
	AND RELATED STOCKHOLDER MATTERS
12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	13
13.	EXHIBITS	13
14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	13

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

Tunex International, Inc. (the “Company”) is engaged in the business of providing to the general public, diagnostic tests and evaluations of the performance of automotive engines and engine related systems, and all related inspections, services and repairs through “Tunex Service Centers” that are owned and operated by the Company or are owned by licensed franchisees and operated by them. Currently there are 29 company and franchisee-owned Tunex Service Centers in operation. The Company continues to offer, through licensing, individual Tunex Service Center franchises and area master franchises to qualified individuals or entities.

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

BUSINESS OPERATIONS

General

Tunex centers specialize in the service and repair of most engine-related systems, by using a proven diagnostic approach and analyzing systems, such as ignition, fuel injection, carburetion, emission, computer controls, air conditioning, heating & cooling, starting and charging, before any service or repair is recommended. Tunex also provides services such as lubrication, brakes, emissions testing and safety inspections. These services are performed by schooled, Tunex-trained and certified technicians. Each Tunex service center facility has at least six, and in many cases eight or ten, service bays equipped with modern diagnostic/service equipment and instruments, meeting the Company's specifications. At the present time, there are 29 Tunex centers in operation in 5 western states comprised of Idaho, Colorado, Utah, Nevada, and Arizona and in the island of Puerto Rico. As of year end, of the 29 Tunex centers open, 25 are owned and operated by franchisees and four are Company owned and operated.

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

Tunex had an independent contractor develop a windows based shop management program which aids in getting accurate problem symptoms and vehicle information from the customer, maintains service records and other data of the customer and his vehicles, generates works orders, monitors inventory, costs, along with accounting information, and provides the customer with an invoice and a personalized guarantee on the work performed.

Most services at Tunex centers are scheduled by appointment. A comfortable, clean, and professional looking waiting room is provided for those customers who want to wait while the work is being done. Shuttle services are made available for customers who have to return home or to work. All these Tunex services are also available on a fleet basis to contractors and other businesses.

Employees

The Company currently employs nineteen full-time employees and one part-time employee; consisting of twelve technical personnel, four service center managers and four headquarters, technical support, training and franchise support functions.

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

Recent Developments

The Company entered into litigation proceedings with three franchised centers during the first fiscal quarter ended June 30, 2005. One of these resulted in the Company terminating the franchise license because this center defaulted under its franchise license agreement. The Company took over operations of this center during the fourth quarter ending March 31, 2006. The Company has concluded all other litigation proceedings.

The Company terminated two other franchise license agreements during the third quarter ending December 31, 2005 and has taken over operations in these centers.

One company owned center was closed in December 2005, due to a contract entered by the landlord that does not allow current tenants to continue to occupy the building. The company settled with the landlord of this center for $50,000 for commencing the lease early, which was received subsequent to fiscal year ending March 31, 2006.

On February 23, 2006, Mr Michael Woo Chi Wai entered into a stock Purchase Agreement with the Company, pursuant to which the Company sold 1,861,337 shares of the Company’s common stock, par value $.001 per share, to Mr. Woo for an aggregate purchase price of $100,000, or $0.053 per share. Following his purchase of the shares pursuant to the Stock Purchase Agreement, Mr. Woo became the holder of approximately 51% of the Company’s issued and outstanding shares of common stock. In connection with the change in voting control, Larry R. Hendricks resigned from the board of directors of the Company, and Mr. Woo and Loo Pak Hong were elected to fill vacancies on the board.

The Company entered into a shareholder agreement with Mr. Woo and Mr. Bagley, Chairman of the Board of Directors, that restricts the Company from issuing more than 3,600,000 shares of common stock, including rights or options to acquire common stock by purchase or conversion, during the period commencing on February 23, 2006 and ending on the earlier of (a) February 23, 2008, and (b) the date that is one-year following the date of the Company’s acquisition by merger, consolidation, stock exchange, or purchase of assets, of a business or businesses with total assets of at least $3,500,000. Also during that period the Company is restricted from implementing any reverse stock split or share consolidation, or any stock split or share dividend, or any recapitalization of the common stock.

As a negotiated element of the transaction, the Company granted to Edward Dallin Bagley an option to acquire all of the automotive service business of the Company in exchange for assumption of all liabilities pertaining thereto and 100,000 shares of the Company’s common stock, the option is exercisable by Mr. Bagley at any time on or before December 31, 2006.

Subsequent to fiscal year ending March 31, 2006, the Company sold one company owned service center in Utah. This occurred on May 1, 2006.

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

The Company presently leases the following properties for the Tunex Service Centers having principal terms as follows. Some properties are subleased to franchisees where indicated:

Location	Monthly Rental	Expiration Date	Premises

7061 Sheridan Boulevard Westminster, Colorado	$1,830	Commenced March 06	Company owned center
142 North West State Rd. American Fork, Utah	$4,976	May 2017	Company owned center
2494 South Highway 89 Bountiful, UT 84010	$4,697	July 2016	Subleased
535 Murray Blvd. Colorado Springs, CO 80915	$2,783	July 2005	Subleased
4909 South Highland Drive Salt Lake City, Utah	$1,567	August 2007	Subleased
3549 S 5600 W Hunter, UT 84120	$5,049	July 2012	Subleased
1141 W. Antelope Dr. Layton, Utah	$4,984	April 2005	Subleased
501 Malley Drive Northglenn, CO	$3,569	January 2008	Company owned center
5762 So. Harrison Blvd. South Ogden, Utah	$3,864	April 2012	Company owned center
7850 So. 3300 West West Jordan, Utah	$4,899	February 2013	Subleased
1521 North Main Street Tooele, Utah	$4,874	July 2016	Subleased
55 East 2000 North Logan, Utah	$3,800	June 2019	Subleased
5313 S 4015 W Kearns, Utah	$2,450	July 2010	Subleased

Other than these leased properties, the Company has no interest in any other property.

..

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company'’s common stock is traded in the over-the-counter market. Set forth below are the high and low bid quotations for the Company's common stock, for each quarter of the fiscal year ended March 31, 2006 and 2005, as reported based on inter-dealer bid quotations, without markup, markdown, commissions, or adjustments (which may not reflect actual transactions).

Quotations for the Company’s common stock appear on the over-the-counter bulletin board under the symbol: TNEX.

Quarter Ended:	High Bid (Common Stock)	Low Bid (Common Stock)
June 30, 2005	$0.25	$0.25
September 30, 2005	$0.25	$0.25
December 31, 2005	$0.25	$0.25
March 31, 2006	$0.25	$0.25

June 30, 2004	$0.25	$0.25
September 30, 2004	$0.25	$0.25
December 31, 2004	$0.25	$0.25
March 31, 2005	$0.25	$0.25

As of May 31, 2006, the Company has approximately 646 holders of record of its common stock.

The Company has declared no cash dividends on its shares of common stock during the most recent fiscal year and does not intend to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual Report on Form 10-KSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate,”“estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the Company’s history of operations, the availability of additional capital necessary to execute the Company’s plan of operations, the volatility of the market, the availability of necessary personnel, and general economic conditions within the United States.

Results of Operations

Total revenue has increased 19% to $1,358,813 in 2006 from $1,141,887 in 2005. This is the result of the Company taking over and operating four previously franchised centers during the year. Service and Parts Sales were up 51.28%, while royalty income was down 2.85%. The Company did not have any new franchises open during the year. The Company does not intend to operate more than one or two Tunex center outlets at any given time and will attempt to franchise any Tunex centers it operates that exceed that number. Cost of Service and Parts as a percentage of Service and Parts Sales increased as a percentage of sales, to 28.47% during fiscal year 2006 as compared to 26.03% in 2005. Cost of labor decreased as a percentage of sales, to 21.59% during fiscal year 2006 as compared to 27.25% in 2005. This resulted in an overall net decrease in Cost of Goods Sold as a percentage of sales of 67.25% during fiscal year 2006 as compared to 72.58% in 2005.

The Company shows an operating loss for the year 2006 of ($457,413) as compared to an operating income of $719 in 2005. This is the result of no franchise sales during the fiscal year and increased operating costs that were incurred due to the operation of four company owned centers during fiscal year 2006, compared to one in 2005, and the costs incurred to reacquire these centers. Selling, general and administrative expenses for the year 2006 increased to $1,331,167 as compared to $828,094 in 2005. Two centers the Company took over had back property taxes and rent the Company incurred of $50,750. Bad debt expense of $103,213 was recorded during fiscal year 2006, due to debts owed by the franchised centers that the Company took over and an increase to allowance for doubtful accounts for items over 90 days past due. Advertising was up 185% due to the Company investing in updating its marketing program for selling franchises and due to additional advertising necessary for company owned centers reacquired during fiscal year 2006. The Company also had increased legal fees during the fiscal year due to franchisees defaulting on their licenses. The Company recorded an adjustment to Goodwill of $40,097. This adjustment is comprised of two transactions. First, closure of one center in Colorado that was reacquired during the fiscal year and closed due to the landlord entering into a contract that would not allow current tenants to continue to occupy the building. The Company settled with the landlord for less that the amount of goodwill recorded, which resulted in a goodwill impairment of $24,068. Second, subsequent to year-end the Company sold a company owned center for less than the assets and goodwill recorded which resulted in a goodwill impairment of $16,029, which was recorded during fiscal year 2006.

When taking into account the other income or expenses in the fiscal year ended March 31, 2006, the Company had a loss before income taxes of ($452,311) as compared to a loss of ($35,957) in the fiscal year 2005.

After giving affect to income tax expense and the changes in the deferred tax provision or benefit, the Company recognized net loss of ($374,816) in 2006 as compared to a net loss of ($60,871) in 2005. Consequently the Company had a (.21) loss per common share after taxes in 2006.

The Company has continued to install its new SBC Solutions point-of-sale shop management software program in thirteen centers. This will become the Tunex shop management program for all Tunex centers. This upgrade from the DOS-based program that Tunex previously used, provides sales reports, vehicle and technician control, and is interfaced with a cataloging system. In the future it will provide the Company with timely and accurate sales information from each center. This will enable the Company to provide franchised centers with valuable information on sales trends, flag inadequate costing issues and provide daily profit and loss analysis.

The Company has purchased the newest in wireless systems technology from Delphi Corporation and is now offering it to all franchised centers. By continuing to provide and require technical training and providing updated Tunex systems, Tunex will continue to have technicians with greater expertise and ability to perform diagnostic and repair of vehicles quickly and accurately. This saves the customer money, increases the number of vehicles that a center can accommodate, and thus ultimately increases the profit of the Tunex Center.

The Company continues to actively pursue prospects for potential franchisees. Expansion has primarily been in the intermountain states. However, increased interest has been prevalent primarily in the southeast and southwest parts of the United States

Liquidity and Capital Resources

The Company’s cash decreased from $167,231 in 2005 to $73,592 in 2006. This decrease is the result of cash used by operating activities of ($67,680) and ($113,570) in investing activities, which is a result of the four franchised centers reacquired during the year. The Company issued stock during this fiscal year, which increased cash provided by financing activities. Cash was used to pay off some long-term debt and this resulted in a net increase in cash of $87,612 from financing activities. The Company’s net working capital decreased from $246,055 in 2006 to ($105,901) in 2005. This is the result of the decrease in cash and cash equivalents along with an increase in accounts payable, accrued payroll and deferred rent expense. The Company increased its current liabilities because of the increase of company owned centers. These newly acquired centers require up front expenses, with sales increasing to match expenses over a longer period of time. A net loss has resulted in a decrease in the Company’s stockholders’equity from $649,419 in 2005 to $374,602 in 2006.

Management believes by selling its company owned centers to new franchisees that the Company will continue to have adequate working capital for its current and ongoing operations.

ITEM 7.   FINANCIAL STATEMENTS

The balance sheets of the Company as of March 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for the two years ending March 31, 2006 and 2005, including the notes thereto along with the auditor's report of Wisan, Smith, Racker & Prescott LLP., independent certified public accountants. (F1-F19)

TUNEX INTERNATIONAL, INC.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2006 and 2005

TUNEX INTERNATIONAL, INC.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Tunex International, Inc.
Salt Lake City, Utah

We have audited the balance sheet of Tunex International, Inc. as of March 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tunex International, Inc. for the year ended March 31, 2005, before restatement for the matter described in the second following paragraph, were audited by other auditors whose report dated June 22, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 19, the Company previously had not recorded all of its lease expense and sublease income on the straight-line basis a policy that is not in accordance with generally accepted accounting principles. The Company has restated its 2005 financial statements to conform with accounting principles generally accepted in the United States of America.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 19 that were applied to restate the 2005 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/  Wisan, Smith, Racker & Prescott, LLP

Salt Lake City, Utah
June 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Tunex International, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 19, the balance sheet of Tunex International Inc. as of March 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the year then ended (the 2005 financial statements before the effects of the adjustments discussed in Note 19 are not presented herein). The 2005 financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the error described in Note 19, the 2005 financial statements present fairly, in all material respects, the financial position of Tunex International, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 19 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Wisan, Smith, Racker & Prescott LLP.

/s/ Sorensen Vance & Company, PC

Salt Lake City, Utah
June 22, 2005

TUNEX INTERNATIONAL, INC.
BALANCE SHEETS
MARCH 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$73,592	$167,231
Receivables	97,681	176,286
Inventories	45,581	32,068
Deferred tax asset	15,000	13,366
Accrued rent receivable - franchisees	313,909	364,516
Other current assets	--	2,909

Total current assets	545,763	756,376
Property and equipment, at cost, less accumulated
depreciation and amortization of $161,848 and
$121,367 for 2006 and 2005, respectively	243,884	116,125

Other assets:
Receivables, long-term	27,904	159,821
Goodwill, net of accumulated amortization of $35,407
for 2006 and 2005	139,312	105,341
Other intangible assets, net of accumulated amortization
of $20,814 and $17,970 for 2006 and 2005, respectively	5,935	8,779
Deferred tax asset, net of valuation allowance of
$27,556 and $3,056 for 2006 and 2005, respectively	90,744	17,460
Deposits	2,639	1,606

Total other assets	266,534	293,007

Total Assets	$1,056,181	$1,165,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151,749	$58,800
Accrued payroll and related liabilities	53,523	27,905
Accrued rent payable	90,524	15,268
Accrued rent payable - franchisees	313,909	364,516
Prepaid franchise royalties	3,528	11,849
Current portion of long-term debt	13,440	31,987
Bank line of credit	24,990	--

Total current liabilities	651,663	510,325
Long-term debt, net of current portion	29,915	5,764

Total liabilities	681,578	516,089

Stockholders’ equity:
Preferred stock, Class B, par value $1.00 per share;
1,000,000 shares authorized; 470,625 shares issued
and outstanding for 2006 and 2005, respectively	470,625	470,625
Common stock, par value $.001 per share; 50,000,000
shares authorized; 3,649,681 and 1,788,344
shares issued and outstanding, for 2006 and 2005,
respectively	3,649	1,788
Additional paid-in capital	4,136,127	4,037,988
Accumulated (deficit)	(4,235,798)	(3,860,982)

Total stockholders’ equity	374,603	649,419

Total Liabilities and Stockholders’ Equity	$1,056,181	$1,165,508

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Sales and other revenues:
Service and parts	$888,955	$587,617
Royalty income	468,858	482,590
Franchise sales and licensing income	1,000	71,680

Total revenue	1,358,813	1,141,887

Cost of service and parts	444,962	313,074

Gross profit	913,851	828,813

Selling, general and administrative expenses	1,331,167	828,094
Goodwill impairment	40,097	--

Operating income (loss)	(457,413)	719

Other income (expense):
Sublease rental income	455,086	506,426
Rental expense related to franchise subleases	(455,086)	(506,426)
Other Income	8,000	--
Interest income	2,910	19,289
Interest expense	(3,794)	(3,668)
Loss on disposition of equipment	(1,814)	(32,113)
Post employment benefits	--	(20,184)

Total other income (expense)	5,302	(36,676)

Income (loss) before income taxes	(452,111)	(35,957)

Income tax expense (benefit)	(77,295)	24,914

Net income (loss)	$(374,816)	$(60,871)

Earnings per share:

Basic:
Net income (loss)	$(.21)	$(.03)

Basic shares outstanding	1,793,444	1,839,736

Diluted:
Net income (loss)	$(.21)	$(.03)

Diluted shares outstanding	*	*

*	For the years ended March 31, 2006 and 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	Class B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2004	470,625	470,625	1,861,844	1,862	4,074,664	(3,800,111)	747,040

Retirement of treasury
stock acquired during
the year	--	--	(73,500)	(74)	(36,676)	--	(36,750)
Net loss for the year
ended March 31, 2005	--	--	--	--	--	(60,871)	(60,871)

Balances, March 31, 2005	470,625	$470,625	1,788,344	$1,788	$4,037,988	$(3,860,982)	$649,419

Issuance of restricted
Common stock during
the year	--	--	1,861,337	1,861	98,139	--	100,000
Net loss for the year
ended March 31, 2006	--	--	--	--	--	(374,816)	(374,816)

Balances, March 31, 2006	470,625	$470,625	3,649,681	$3,649	$4,136,127	$(4,235,798)	$374,603

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(374,816)	$(60,871)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock paid in lieu of cash
for franchise license fee	--	(14,000)
Depreciation and amortization	45,028	52,910
Goodwill impairment	40,097	--
Loss on disposition of equipment	1,814	32,113
Loan fee write-off for refinanced notes	--	--
Provision for bad debts	103,213	7,104
Change in deferred income taxes	(74,918)	27,879
(Increase) decrease in receivables	6,571	(19,702)
Increase decrease in deferred rent receivable	50,607
(Increase) decrease in inventories	(7,287)	2,839
(Increase) decrease in other current assets	(174)	3,506
(Increase) decrease in deposits	(1,033)	--
Increase (decrease) in accounts payable	92,949	19,824
Increase (decrease) in accrued payroll and
related liabilities	25,618	5,580
Increase (decrease) in income taxes payable	--	(5,700)
Increase in deferred rent	24,649	4,184

Net cash provided by (used in) operating activities	(67,682)	55,666

Cash Flows From Investing Activities:
Purchases of equipment	(113,570)	(82,756)
Proceeds from sale of equipment	--	35,019

Net cash provided by (used in) investing activities	(113,570)	(47,737)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(37,377)	(32,576)
Net Proceeds from bank line of credit	24,990	--
Proceeds from issuance of Common Stock	100,000	--

Net cash provided by (used in) financing activities	87,613	(32,576)
Net increase (decrease) in cash and cash equivalents	(93,639)	(24,647)

Cash and cash equivalents, beginning of year	167,231	191,878

Cash and cash equivalents, end of year	$73,592	$167,231

Continued - next page

The accompanying notes are an integral part of the financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

Continued -

	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Schedule of Noncash Investing and Financing Transactions:

In May 2005, the Company reacquired a
franchise which defaulted under its franchise
license agreement. The acquisition was
accounted for as a purchase transaction with the
following non-cash components:

Decrease in note receivable	$(135,000)
Decrease in allowance for doubtful accounts	39,500
Increase in property and equipment	15,206
Increase in prepaid supplies	6,226

Total recorded as goodwill	$74,068

The Company acquired equipment by	$42,981
assuming a capital lease

Goodwill impairment was recorded by
The company for Sugarhouse service center
and the Westminster service center	$(40,097)

The Company sold a franchise license to a board
member who is also a shareholder. The shareholder
paid 73,500 shares of common stock, valued at
$36,750 in lieu of cash for the following franchise
related items:

Franchise license fee	$--	$14,000
Franchise fee receivable	--	5,000
Franchise royalties	--	3,901
Trade accounts receivable	--	2,000
Prepaid franchise royalties		11,849

Total common stock received from shareholder
and recorded as treasury stock	$--	$36,750

Treasury stock was retired as follows:
Common stock	--	$74
Additional paid-in capital	--	36,676

Total treasury stock retired	$--	$36,750

Decrease in sublease rent receivable with a
corresponding decrease in capital lease payable	$--	$3,030

Decrease in royalties receivable with a corresponding
decrease in prepaid franchise royalties	$8,321

Cash Paid During the Year For:
Interest	$3,794	$3,668

Income taxes	$100	$5,735

The accompanying notes are an integral part of financial statements.

TUNEX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

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

Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers. At March 31, 2006, the Company was operating three automobile service center in Utah, and one in Colorado. The Company had franchise operations in Arizona, Colorado, Idaho, Nevada, Puerto Rico and Utah. During the year ended March 31, 2006, there were 29 total centers in operation, of these, 25 centers are franchised and four are company owned.

B.   Significant Accounting Policies

The following significant accounting policies are used by the Company in preparing and presenting its financial statements:

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as cash on hand, checking and savings accounts and highly liquid investments with original maturities of three months or less.

Receivables

Receivables include all amounts due, mainly from franchised service centers, for trade goods and royalties. Receivables for sublease rentals are due from the respective franchises under the same terms as the corresponding lease between the Company and the various sub-lessors. Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected based upon a periodic review of the accounts. Generally, receivables with balances greater than 90 days are classified as long-term (see note 2). As of March 31, 2006, the Company had receivables of approximately $30,600 with balances greater than 90 days that are expected to be collected during the next fiscal year.

Notes receivable are stated at unpaid principal balances, less an allowance for loan losses. Interest on loans is generally recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding. Loans are placed on non-accrual status when management believes, after considering economic conditions, business conditions, and collection efforts, the loans are impaired or collection of interest is doubtful. Uncollected interest previously accrued is charged off. Interest income on non-accrual loans is recognized only to the extent cash payments are received.

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

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

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

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142, effective for fiscal years beginning after December 15, 2001, required that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company adopted SFAS No. 142 during the fiscal year ended March 31, 2003. In accordance with this standard, goodwill was evaluated for impairment and adjustments were made as needed.

During the fiscal year-ending March 31, 2006 Goodwill was evaluated and impaired based on the closure of Westminster Service Center and the Sale of the Sugarhouse Service center subsequent to fiscal year-ending March 31, 2006.

Goodwill was recorded in May of 2005 for the acquisition of the Westminster center of $74,068. This center was closed in December 2005 due to the landlord entering into a contract, which terminated the lease for compensation of $50,000, which was received in April 2006. Goodwill was impaired by $24,068 due to this settlement.

Goodwill was impaired for the Sugarhouse Center by $16,029 based on the actual sale of this center subsequent to fiscal year ending March 31, 2006.

Other Intangible Assets

Other intangible assets consist of website development costs, deferred loan fees and registered trademarks recorded at a cost of $26,749 as of March 31, 2006 and 2005. These identifiable intangible assets are considered to have finite useful lives and are being amortized over their estimated useful lives ranging from five to fifteen years.

Accumulated amortization was $20,814 and $17,970 as of March 31, 2006 and 2005, respectively. Amortization expense was $2,844 and $3,400 for the years ended March 31, 2006 and 2005, respectively. Annual amortization expense for the remaining lives of the other intangible assets is estimated as follows:

Years Ending March 31,
2007	243
2008	192
2009	192
2010 and later	5,308

Estimated total	$ 5,935

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

Management Estimates

The preparation of the financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition for Franchises

When new service center franchises are sold, a portion of the initial franchise fee and related costs are deferred until all significant commitments and obligations of the Company have been performed. Commitments and obligations of the Company in connection with the sale of franchised service centers generally consist of assisting in location selection; providing construction plans and typical site layouts; providing information regarding possible sources of financing; assisting with business plans; providing an initial training program for managers and technicians; and providing operations manuals. Additionally, initial franchise fees are deferred when they are collectible over an extended period of time and are recognized using the installment accounting method.

Income Taxes

The Company utilizes the asset and liability method to account for income taxes. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between net income for financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized. Income tax expense is provided based upon the financial statement earnings of the Company. In this regard, the Company has established a deferred tax asset, subject to a valuation allowance, for the anticipated benefit of certain tax loss carry-forwards allowable for Federal income tax purposes (see note 4).

ADVERTISING

Advertising costs, included in selling, general and administrative expenses, are expensed when incurred and amounted to $104,498 and $36,720 for the years ended March 31, 2006, and 2005, respectively.

Reclassification

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on reported net income.

Segment Reporting

The company operates in one business segment, Automotive Care Franchising. At March 31, 2006 and 2005, the company was also operating four and one automotive care centers, respectively. Revenues from company owned centers is shown as Service and parts sales on The Statement of Operations.

2.     RECEIVABLES

Receivables currently due are comprised of the following at March 31, 2006 and 2005:	2006	2005
Trade accounts receivable	$26,565	$30,554
Accounts receivable for royalties	64,978	126,569
Sublease rent receivable - operating	500	7,974
Current portion of notes receivable
with interest rates (0-10%)	15,061	13,362
Refundable state income taxes	5,577	3,000

	112,681	181,459
Allowance for doubtful accounts	(15,000)	(5,173)

Net current receivables	$97,681	$176,286

TUNEX INTERNATIONAL, INC.
Notes to the financial statements - continued

Long-term receivables are amounts due or expected to be received in excess of one year and consist of the following:

	2006	2005
Notes receivable	$78,404	$199,321
Accounts receivable for royalties	--	--
Sublease rent receivable - operating	--	--
Sublease rent receivable - capital	--	--

	78,404	199,321
Allowance for doubtful accounts	(50,500)	(39,500)

Net long-term receivables	$27,904	$159,821

Notes receivable as of March 31, 2006 include three notes from franchisees and one employee note. The balances and terms of these notes as of the fiscal year end are as follows: $50,500 payable over 48 Months with an annual interest rate of 8%, $39,047 payable over 48 months with an annual interest rate of 8.5%, $3,505 payable over 48 months with an annual interest rate of 9.5%, and $413 payable over 12 months with an annual interest rate of 3.9%. The current portion of these notes as of the fiscal year end is $15,061.

3.     PROPERTY AND EQUIPMENT

The major classifications of property and equipment (including assets under capitalized leases - note 8), at cost, are summarized as follows:

	2006	2005
Equipment	$302,246	$159,467
Leasehold improvements	57,754	56,353
Office furniture and equipment	20,116	11,276
Signs	25,616	10,396

Total property and equipment	405,732	237,492
Less: accumulated depreciation and amortization	(161,848)	(121,367)

Property and equipment - net	$243,884	$116,125

Depreciation expense was $42,184 and $49,510 for the years ended March 31, 2006 and 2005, respectively.

TUNEX INTERNATIONAL, INC.
Notes to the financial statements - continued

4.     INCOME TAXES

As of March 31, 2006, the Company has a Federal net operating loss carry-forward of approximately $625,000, which is available to offset future income taxes. The net operating loss expires in the years 2015 through 2025. A net deferred tax asset of $105,744 and $30,826 has been reflected in the financial statements as of March 31, 2006 and 2005. The tax asset is being carried net of a valuation allowance, which has been established for the estimated portion of the loss, which will not be utilized. The deferred tax benefit has been computed using an expected tax rate of 15% for 2006 and 18% for 2005.

In addition, the Company recognizes temporary timing differences, which are created by recognition in different periods for doubtful accounts, vacation accrual and depreciation and amortization expenses.

The components of the Company’s deferred income taxes at March 31, are as follows:

	2006	2005
Net operating loss carry-forwards	$130,900	$31,632
Temporary timing differences	13,700	2,250

Total deferred tax assets	144,600	33,882
Less: valuation allowance	(27,556)	(3,056)
Less: deferred tax liability
Depreciation and amortization differences	(11,300)	--

Net deferred tax assets	105,744	30,826
Less: current portion	(15,000)	(13,366)

Deferred tax asset, long-term	$90,744	$17,460

Tax (benefit) expense reflected in the financial statements is comprised of the following:

	2006	2005
Current tax expense:
Federal	$--	$--
State	200	--
Total current tax expense	200	--

Deferred tax expense:
Federal	(62,518)	29,816
State	(5,577)	(2,965)

Total deferred tax expense	(68,095)	26,851
Change in valuation allowance	(9,200)	(1,937)

Total income tax expense (benefit)	$(77,295)	$24,914

The effective tax rate differed from the statutory rate as follows:

	2006	2005
Statutory federal rate	(15%)	(18%)
State taxes	(5%)	(5%)
Nondeductible expenses	--	--
Adjustment to deferred tax assets(net of liability)	8%	(41%)
Change in valuation allowance	(5%)	(5%)

Effective tax rate	(17%)	(69%)

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

5.     LONG-TERM DEBT

Long-term debt consists of the following:

	2006	2005
Capital Lease due to bank in monthly installments	$39,843	$--
Of $1,081 with a $1 buyout due October 2009
Promissory note due to a bank in monthly
installments of $2,285, including interest
at prime plus 2% through July 2006
The note is collateralized by equipment	$3,002	$31,289
Loan agreement due in monthly installments of
$512, including interest at 5%, through April 2006	510	6,462

Total long-term debt	43,355	37,751
Less: current maturities	(13,440)	(31,987)

Long-term debt, net of current portion	$29,915	5,764

Annual maturities of long-term debt are as follows:

Years Ending March 31,

2007	$ 13,440
2008	10,811
2009	11,784
2010	7,320

Total	$ 43,355

6.     BANK LINE OF CREDIT

The Company has a line of credit with a financial institution, which allows the Company to borrow up to a maximum of $75,000. The line is secured with equipment, bears interest at a base rate plus 3%. At fiscal year end the interest rate was 9%. There was a balance due of $24,990 on the line of credit at March 31, 2006 and no balance due on the line of credit at March 31, 2005.

7.     SALE OF FRANCHISES and FRANCHISED CENTER ACTIVITIES

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

b.

In July 2004, the Company sold a franchise license to a board member, who is also a shareholder, for a franchise operation in Logan, Utah (see note 12.b.). The franchise license fee was $19,000, including a $5,000 non-refundable deposit, which was reported as franchise license income during the year ended March 31, 2004. As payment for the franchise and an additional amount to be applied against future royalties, the shareholder paid 42,000 shares of common stock, valued at $21,000, in lieu of cash.

In October 2004, the shareholder remitted to the Company an additional 31,500 shares of common stock, valued at $15,750, to be held on deposit and applied against future trade and royalty receivables related to the Logan franchise.

TUNEX INTERNATIONAL, INC.
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

$ 36,750

c.

In May 2005, the Company commenced litigation against the owner of a franchise that defaulted under their franchise license agreement. The Company obtained possession of the premises and is currently operating the automobile service center. The Company accounted for the reacquired franchise as a purchase transaction, which consisted of the following:

Decrease in note receivable	$ (135,000)
Decrease in allowance for doubtful accounts	39,500
Increase in property and equipment	15,206
Increase in prepaid supplies	6,226

Total recorded as goodwill	$ 74,068

d.

The Company also commenced litigation against the same owner (7c.) for another franchise in an attempt to obtain the second center as collateral for the default of the first center. The Company has settled with the owner and took possession of the premises of the second location in February 2006. The Company did not acquire any assets or liabilities from the transaction.

e.

In June 2005, the Company commenced litigation against the owner of a franchise which has been operating without a signed license agreement. In addition, the franchise is delinquent in the payment of royalties and certain other obligations. The Company and the franchisee are currently in negotiation.

f.

In October 2005, The Company terminated the franchise license of a franchisee, which defaulted under its franchise license agreement. The Company obtained possession of the premises and resumed operations of the automobile service center. The Company finalized negotiations with other creditors on the assets for the center and purchased the assets for $22,000 in January 2006.

g.

In November 2005, The Company terminated the franchise license of a franchisee, which defaulted under its franchise license agreement. The Company obtained possession of the premises and resumed operations of the automobile service center. The Company accounted for the reacquired franchise as a purchase transaction which consisted of the following:

Back rent and taxes paid for franchisee	$ (23,294)
Increase in Property and equipment	$ 20,400
Increase in prepaid supplies	$ 2,894
h.

In December 2005, The Company closed one company owned location. This location had to be relocated due to the property being purchased by a new owner. The Company commenced negotiations with the landlord and received $50,000 in April 2006 for the lease.

TUNEX INTERNATIONAL, INC.
Notes to the financial statements - continued

8.     LEASE ARRANGEMENTS

a.     Operating Leases for Automobile Service Centers

The Company is obligated for the lease of its administrative offices, as well as all company owed service centers. As of March 31, 2006, The Company had three properties in Utah and one in Colorado. The Company recognized all operating leases on a straight-line basis over the duration of the leases for Company owned centers and offices.

The difference between the actual rent paid and the average rent for the duration of the lease agreements has been recorded as deferred rent totaling $90,524 and $15,268 as of March 31, 2006 and 2005, respectively.

In October of 2005 The Company obtained the lease of which it was the guarantor for a franchisee that defaulted under their license agreement.

In November of 2005 the Company terminated a sublease to a franchisee that defaulted on his license agreement. The Company has had no change in the original lease and payment terms and has operated under the terms of the agreement.

In February 2006 the Company terminated a sublease of a franchisee that defaulted on his license agreement. The Company has had no change in the original lease and payment terms and has operated under the terms of the agreement.

b.     Operating Leases for Franchise Operations

The Company is obligated for future minimum lease payments on building space leases for which they have corresponding sublease agreements with franchisees. The Company is contingently liable in the event that the sub-lessees do not fulfill their obligation. These leases are long-term operating leases, which expire in various years through 2019. All leases are recorded on a straight-line basis over the life of the leases. Two agreements provide for one five-year renewal option and seven agreements provide for two five-year renewal options. Generally, the agreements require the payment of related costs such as property taxes, maintenance and insurance. Rental expense under these subleases for the years ended March 31, 2006 and 2005 was $392,719 and $506,426, respectively. Rental income from these subleases, net of amounts not collectible due to franchise defaults, for the years ended March 31, 2006 and 2005, was $392,719 and $506,426, respectively. Accrued rent receivable and corresponding payable for the years ended March 31, 2006 and 2005 are $313,909 and $364,516 respectively.

Future lease payments and corresponding sublease income are recorded on a straight-line basis over the lifetime of each lease. Actual payments and corresponding income are as follows:

Years Ending March 31,

2007	$ 329,707
2008	329,521
2009	325,794
2010	336,175
2011	325,956
Thereafter	1,398,543

Total lease payments/sublease income	3,045,696

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

The Company also acts as a guarantor on three franchise leases. Estimated future minimum payments in the event of default are:

Years Ending March 31,
2007	$125,862
2008	130,656
2009	132,916
2010	139,696
2011	139,696
Thereafter	606,701

Total payments, guarantor	$1,275,527

In the event of default, the Company has several options for recourse including assuming control of the respective franchises.

c.     Capital Leases

The Company acquired equipment with an original cost of $42,981 under a capital lease arrangement during the fiscal year ended March 31, 2006. The accumulated amortization related to the capital lease was $1,531.50 as 0f March 31, 2006. The remaining capital lease payments as of March 31, 2006 are $46,483.

The future minimum lease payments for capital leases with terms in excess of one year as of March 31, 2006, are as follows:

Future Minimum lease payments

2007	$12,972
2008	12,972
2009	12,972
2010	7,567

Total lease payments	46,483
Less amounts representing interest	6,640

Present value of net lease payments	$39,843

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

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

9.     CONTINGENT LIABILITY

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

The board of directors currently consists of four persons. Rudolf Zitzmann who now serves as a director was the director elected by the holders of the Series B Stock in 1990. The holders of the Series B Stock have not elected another director since 1990.

The Company did not redeem the Series B Stock in 1995. The Company does not intend to redeem the Series B Stock based on its determination that any right that a holder of Series B Stock may have had to demand redemption has been waived through the passage of time, and any legal claim to compel redemption has expired under applicable statutes of limitation.

10.   PREFERRED STOCK

Class B preferred shares have a preference over common stock in the event of liquidation, but have no priority over ordinary debt. They are non-assessable and have no voting rights. Dividends on Class B preferred stock can be paid, as declared, at the rate of 10% per annum on the par value of the preferred stock. No dividends have been declared as of March 31, 2006. The Preferred B shares are convertible into one share of common stock for two shares of Preferred B stock.

11.   STOCK OPTIONS

During the year ended March 31, 1995, the Board of Directors granted stock options to the Chairman of the Board and the Chief Executive Officer. The Chairman was granted options for 60,000 shares of common stock and the Chief Executive Officer was granted options for 35,000 shares. The option price was $.50 per share and the options were exercisable through July 31, 2004 after which time they expired. The options expired unexercised on August 1, 2004.

12.   COMMON STOCK

On February 23, 2006, Mr Michael Woo Chi Wai entered into a stock purchase agreement with the Company, pursuant to which the Company sold 1,861,337 shares of the Company’s common stock, par value $.001 per share, to Mr. Woo for an aggregate purchase price of $100,000, or $0.053 per share.

In conjunction with the common stock transaction, the Company entered into a shareholder agreement with Mr. Woo and Mr. Bagley, Chairman of the Board of Directors, that restricts the Company from issuing more than 3,600,000 shares of common stock, including rights or options to acquire common stock by purchase or conversion, during the period commencing on February 23, 2006 and ending on the earlier of (a) February 23, 2008, and (b) the date that is one-year following the date of the Company’s acquisition by merger, consolidation, stock exchange, or purchase of assets, of a business or businesses with total assets of at least $3,500,000. Also during that period the Company is restricted from implementing any reverse stock split or share consolidation, or any stock split or share dividend, or any re-capitalization of the common stock.

As a negotiated element of the transaction, the Company granted to Edward Dallin Bagley an option to acquire all of the automotive service business of the Company in exchange for assumption of all liabilities pertaining thereto and 100,000 shares of the Company’s common stock, the option is exercisable by Mr. Bagley at any time on or before December 31, 2006.

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

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

	Year Ended March 31, 2006	Year Ended March 31, 2005
Basic	1,793,444	1,839,736
Diluted	*	*

The difference between basic and diluted weighted-average common shares results from the assumption that Class B preferred stock would be converted into common stock.

*   For the year ended March 31, 2006, and 2005 the effect of converting Class B preferred stock to common stock is anti-dilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

14.   RELATED PARTY TRANSACTIONS

a.

Members of the Company’s board of directors were paid to attend board meetings and to take an active role in the Company. Annual fees to board members totaled $18,000 for each of the years ended March 31, 2006 and 2005.

b.	During the year ended March 31, 2005, the Company completed the sale of a franchise license to a previous board member for a franchise operation in Logan, Utah (see note 7.b.).

15.   RETIREMENT PLAN

The Company had a 401(k) profit sharing retirement plan until October 2005 through the employee-leasing company used to provide employees to The Company. All full-time employees who met certain age and length of service requirements were eligible to participate. The plan was an employee salary reduction plan that defers taxes on contributions until the date of withdrawal. Participants could elect to contribute up to 15% of their compensation, not to exceed $15,000 and $14,000, for 2006 and 2005, respectively. The leasing Company provided a matching contribution equal to 50% of the elected salary reduction (up to 5%) of the respective employee’s compensation. The Company could also make a discretionary contribution to the plan. The Company’s contributions vest to the employees at a rate of 20% per year, being fully vested after six years of employment. The Company made no contributions for the year ended March 31, 2006 and 2005.

Subsequent to October 2005, the company began doing payroll in-house and the 401(k) profit sharing retirement plan was discontinued.

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

16.   CONCENTRATION OF CREDIT RISK

Substantially all of the Company's sales are to customers residing in the Rocky Mountain area. Sales could be impacted by the general economic conditions of this area.

As disclosed in note 8, the Company acts as sublessor or guarantor on certain operating leases and is contingently liable in the event that the sublessees do not make the required payments. The Company has several options for recourse from the sublessees in the event that the sub-lessee defaults on its lease obligations.

The Company maintains several bank accounts at one financial institution. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

17.   GOVERNMENTAL REGULATION

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

18.   SUBSEQUENT EVENTS

In May 2006, the Company sold its Sugarhouse automobile service center for $170,000. The Company received $15,000 cash and entered into a six-month note for $155,000. The buyer entered into a sublease agreement for the portion for the building in which the franchise is located.

In April 2006, the Company received $50,000 for the termination of the lease at the Westminster Service Center.

TUNEX INTERNATIONAL, INC.
Notes to the financial statements – continued

19.   PRIOR YEARS’ ADJUSTMENTS

During the year ended March 31, 2005 changes were made to the Company’s financial statements to correct the amounts previously reported for rental income and expense related to sublease agreements. The amounts originally reported were not on a straight-line basis over the lifetime of the related lease agreements. Instead, the franchisee leases were reported based on actual expenses and in income for the year reported. The restatement had no effect on net income in 2005 or any previous period. The following table details the financial statement captions and amounts within the 2005 financial statements that have been restated.

Statement of Operations	2005
Previously reported:
Sublease rental income, excluding uncollectible
amounts due to default	$416,568
Rental expense related to franchise subleases	$(416,568)
Restated:
Sublease rental income, excluding uncollectible
amounts due to default	$506,426
Rental expense related to franchise subleases	$(506,426)
The restatements resulted in the following decrease
in sublease rental income and corresponding
rental expense	$89,858

Balance Sheet	2005
Previously reported:
Sublease accrued rent receivable Franchisees	--
Sublease accrued rent payable Franchisees	--
Restated:
Sublease accrued rent receivable	$364,516
Sublease accrued rent payable	$(364,516)
The restatements resulted in the following increase
in deferred rental receivable and deferred
rental payable	$364,516

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on March 31, 2006. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended March 31, 2006.

During the fourth quarter of the year ended March 31, 2006, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B.   OTHER INFORMATION

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position Held	Since
Edward Dallin Bagley	67	Chairman of the Board	1990
Nick Butterfield	44	President, Chief Executive Officer	2005
Lisa B. Higley	38	Secretary, Chief Financi Officer	2005
Michael Woo Chi Wai	37	Director	2006
Loo Pak Hong	54	Director	2006
Rudolf Zitzmann	71	Director	1985

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

Michael Woo Chi Wai has more than eight years of experience in dealing with corporate finance and investment evaluation matters through working with a number of organizations. From 1996 to 1999, he was the Assistant Mangaer of the infrastructure projects department of China Constructions Holdings Limited (a listed company in Australia, stock code CIH). From 1999 to 2000, he was the manager of infrastructure projects for China Toll Bridges & Roads Company (a listed company in Singapore, stock code CTBR). From 2001 to 2003, he was the investment manager of Asia Pacific Tobacco Company Limited.

Loo Pak Hong was appointed as a director and as CEO of Axcan International, Ltd. in May 2004. Axcan is a company based in Hong Kong engaged in the business of manufacturing and distributing medical devices. From June, 1998, to November, 2003, he was the General Manager of China Toll Bridge & Roads Limited (a Singapore listed company), and was responsible for overall administration and accounting function of that company, including the handling of all finance-related matters such as financial and tax planning and financial forecasting. Mr. Loo is a Fellow of the Institute of Chartered Accountants in Australia. He holds a Master of Business Administration degree from the City University, London.

Rudolf Zitzmann became a Director of the Company in 1985 and was at that time its Vice President of Franchise Development. From February 1989 to December 1999 Mr. Zitzmann served as President and CEO of the Company, after which time he retired from these positions.

Due to the limited nature of the Company’s operations, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee. The Board of Directors has determined that Rudolf Zitzmann, a director, is a financial expert within the meaning of Item 401(e) of Regulation S-B, and that Mr. Zitzmann is “independent” under the definition set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The Company has not adopted a code of ethics applicable to its chief executive and financial officers.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation of the chief executive officer of the Company during the last three years:

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Options
R. Steven Love, C.E.O	2000/04	$75,000	None	None
Nick Butterfield C.E.O. (1)	2005	$60,000	None	None

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006, the number of shares of voting securities owned of record or beneficially by each person who owned of record, or is known by the Company to own beneficially, more than 5% of the Company’s voting securities, the number of shares of voting securities owned by each director and executive officer and the number of shares of voting securities owned by all directors and executive officers as a group.

Title of Class	Name & Address of Beneficial Owners	Number of shares	Percent Of Class

Common	Edward Dallin Bagley (1 & 2)	1,236,785	39.92
	2350 Oakhill Dr.
	Salt Lake City, Utah 84121
Common	Michael Woo Chi Wai (3)	1,861,337	51.00
	China
Common	All Directors and Officers	3,098,122	90.92
	(as a group

(1)  Shares includes 166,666 shares owned by Carolyn C. Bagley, the spouse of Edward Dallin Bagley, a Director of the Company.

(2)  Edward Dallin Bagley is a Director of the Company.

(3)  Michael Woo Chi Wai is a Director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

One of the franchised centers opened during the Company’s fiscal year is owned by Larry Hendricks, a previous member of the Tunex Board of Directors.

ITEM 13.  EXHIBITS

EXHIBITS:   None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fiscal years ended March 31, 2005 and 2004 are as follows:

Audit Fee

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Sorensen, Vance & Company, P.C., and Wisan, Smith, Racker & Prescott LLP the Company’s principal accountant, for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $24,100 for fiscal year 2006 and $22,000 for fiscal year 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal year ended 2006 and $0 for fiscal year ended 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,000 for fiscal year 2006 and $1,000 for fiscal year 2005.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year 2006 and $0 for fiscal year ended 2005.

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

TUNEX INTERNATIONAL, INC.

June 8, 2006	By:	/s/ Nick Butterfield
Nick Butterfield, President (Principal Executive Officer)

June 8, 2006	By:	/s/ Lisa Higley
Lisa Higley Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ Rudolf Zitzmann	Date: June 8, 2006
Rudolf Zitzmann, Director
By:	/s/ Edward Dallin Bagley	Date: June 8, 2006
Edward Dallin Bagley, Director
By:	/s/ Woo Chi Wai	Date: June 8, 2006
Woo Chi Wai, Director
By:		Date: June __, 2006
Loo Pak Hong, Director