Form 10QSB
period 2006-06-30
TUNEX INTERNATIONAL INC /UT/
filed 2006-08-17
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006, or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification NO.)

556 East 2100 South, Salt Lake City, Utah	84106
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (801) 486-8133

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2006, the Issuer had outstanding 3,649,681 shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tunex International, Inc. ("Issuer" or "Company"), files herewith an unaudited balance sheet of the Issuer as of June 30, 2006, and the related statements of operations and cash flows for the three month period ended June 30, 2006. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC
BALANCE SHEETS

	March 3l, 2006	June 30, 2006
		Unaudited

CURRENT ASSETS:

Cash and cash equivalents	$73,592	$54,911
Receivables	97,681	274,056
Inventories	45,581	31,714
Deferred income tax asset	15,000	15,000
Accrued rent receivable- franchisees	313,909	319,371
Other current assets	--	5,908

Total current assets	545,763	700,960

PROPERTY AND EQUIPMENT:

At cost, net of accumulated
depreciation of $161,848 and
$96,901, respectively	243,884	162,392

OTHER ASSETS:

Receivables, long-term	27,904	24,352
Goodwill, net of accumulated
amortization of $35,407	139,312	--
Other intangible assets,
net of accumulated amortization of
$20,814 and $20,911, respectively	5,935	5,838
Deferred tax asset, net of
valuation allowance of $27,556	90,744	89,488
Deposits	2,639	2,564

Total other assets	266,534	122,242

TOTAL ASSETS	$1,056,181	$985,594

TUNEX INTERNATIONAL, INC.
BALANCE SHEETS

	March 3l, 2006	June 30, 2006
		Unaudited

CURRENT LIABILITIES:

Accounts payable	$151,749	$134,147
Accrued payroll and related liabilities	53,523	30,593
Accrued rent payable	90,524	89,054
Accrued rent payable - franchisees	313,909	319,371
Prepaid franchise royalties	3,528	400
Current portion of long-term debt	13,440	10,950
Bank line of credit	24,990	24,990

Total current liabilities	651,663	609,505

Long-term debt, net of current portion	29,915	27,300

TOTAL LIABILITIES	681,578	636,805

STOCKHOLDERS’ EQUITY:
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625	470,625
Common stock, par value $.001 per
share; 50,000,000 shares authorized;
3,649,681 shares issued and outstanding	3,649	3,649
Additional paid-in capital	4,136,127	4,161,127
Accumulated (deficit)	(4,235,798)	(4,286,612)

Total stockholders' equity	374,603	348,789

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$1,056,181	$985,594

The accompanying notes are an integral part of these financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2006

SALES AND OTHER REVENUE:

Service and parts sales	$332,460	$140,840
Franchise royalties	120,942	118,573
Franchise sales and licensing income	3,500	--

Total revenue	456,902	259,413

COST OF SERVICE AND PARTS:	161,531	67,317

Gross profit	295,371	192,096

Selling, general and administrative
expenses	332,240	225,670

Operating (loss)	(36,869)	(33,574)

OTHER INCOME (EXPENSE):

Sublease rental income	82,445	130,245
Rental expense related to franchise
subleases	(82,445)	(130,245)
Interest income	1,960	1,145
Interest expense	(1,335)	(834)
Customer property Damaged	(895)
Gain(Loss) Franchise Sale	(17,796)
(Loss) on disposition of equipment	--	(1,814)

Total other income (expense)	(18,066)	(1,503)

(LOSS) BEFORE INCOME TAXES:	(54,935)	(35,077)
Income tax benefit	4,121	8,427

NET (LOSS)	$(50,814)	$(26,650)

EARNINGS PER SHARE:

Basic:
Net (loss)	$(.014)	$(.01)
Basic shares outstanding	3,649,681	1,788,344

Diluted:
Net (loss)	$(.014)	$(.01)
Diluted shares outstanding	*	*

*
For the three months ended June 30, 2006 and 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for that period.

The accompanying notes are an integral part of these financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(50,814)	$(26,650)
Adjustments to reconcile net (loss)
to net cash provided by operating
activities:
Depreciation and amortization	11,123	10,690
Loss on disposition of equipment	--	1,814
Loss on franchise sale	17,796
Supplies acquired by decrease in note
receivable	--	6,226
Change in deferred income tax asset	1,256	(5,850)
Provision for bad debts	(655)	--
Decrease in receivables	(178,848)	22,524
Decrease in intangibles	139,312
(Increase) in inventories	13,867	(2,860)
(Increase) decrease in other current
assets	3,552	399
(Increase) in deposits	75	--
Increase (decrease) in accounts payable	(17,602)	25,862
Increase (decrease) in accrued payroll
and related liabilities	(22,930)	(1,071)
Increase (decrease) in prepaid expenses	(5,908)	1,369
Increase (decrease) in deferred rent
expense	(1,470)	__ (78)
Net cash provided by operating
activities	(91,246)	32,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,018)	(10,364)
Proceeds from disposition of equipment	80,688	3,316

Net cash (used in) investing
activities	52,670	(7,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional paid in capital	25,000	--
Principal payments on long-term debt	(5,105)	(10,713)

Net cash (used in) financing
activities	19,895	(10,713)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(18,681)	14,614

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	73,592	167,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,911	$181,845

The accompanying notes are an integral part of these financial statements.

TUNEX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	June 30, 2006	June 30, 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Schedule of Noncash Transactions:

In May 2005, the Company reacquired a
franchise which defaulted under
its franchise license agreement.
The acquisition was accounted for
as a purchase transaction with the
following non-cash components:

Decrease in note receivable	$--	$(135,000)
Decrease in allowance for
doubtful accounts	--	39,500
Increase in property and equipment	--	15,206
Increase in prepaid supplies	--	6,226

Total recorded as goodwill	$--	$74,068

Decrease in royalties receivable with
a corresponding decrease in prepaid
franchise royalties	$3,128	$602

Decrease in sublease rent receivable
with a corresponding decrease in
capital lease payable	$--	$--

Cash Paid During the Period for:

Interest	$1,335	$834

Income taxes	$--	$--

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

These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

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

3. Recent Franchised Service Center Activities

On May 1, 2006, the Company sold one company owned center to a franchisee for $170,000. A ten year franchise agreement was signed and short-term financing was provided by the company. A note for $155,000 was signed due September 30, 2006. The sale transaction consisted of the following:

Increase in note receivable	$155,000
Decrease Goodwill	(89,312)
Increase in cash	14,800
Decrease in property and equipment	(80,688)
Decrease in inventory	(17,596)

Loss recorded:	$(17,796)

In April 2006, The Company received $50,000 for the termination of the lease at the Westminster Service Center. This transaction consisted of the following:

Decrease in Goodwill	$(50,000)
Increase in Cash	50,000

4. Prior Period Adjustment

During the quarter ended June 30, 2005, changes were made to the Company’s financial statements to correct the amounts previously reported for sublease rental income and rental expense related to franchise sublease agreements. The amounts originally reported were not calculated on a straight line basis.

The restatement has no effect on net income.

Previously reported:
Sublease rental income	108,158
Rental expense related to franchise
subleases	(108,158)

Restated:
Sublease rental income	130,245
Rental expense related to franchise
Subleases	(130,245)

The restatements resulted in the following
increase in sublease rental income and
corresponding rental expense.	$22,087

5. Subsequent Events

On July 19, 2006 The Company entered into a share exchange agreement with Double Hill Holdings Limited, the sole shareholder of Osima. Under this agreement, the Company shall acquire all of the issued and outstanding common stock of OSIMA solely in exchange for the issuance of 150,000 shares of voting stock of Tunex International Inc.

On August 4, 2006 Dal Bagley exercised his option to acquire all the automotive service business of the Company in exchange for assumption of all liabilities pertaining thereto and 100,000 shares of the Company’s common stock. The assets and liabilities of the automotive business were put into an S-corporation, TNX Automotive Services Inc., owned by Dal Bagley.

On August 7, 2006, the Company accepted the resignations of Mr. Edward Dallin Bagley, Mr. Rudolf Zitzmann, Mr. Nick Butterfield and Ms. Lisa Higley from all their respective positions as officers and directors of the Company.

On August 7, 2006, Mr. David Woo was appointed to the Board of directors to serve together with Mr. Michael Woo and Mr. James Loo, each of whom were previously appointed to the board. Accordingly, the current directors are Mr. Michael Woo, Mr. David Woo and Mr. James Loo who shall serve until the next regularly scheduled meeting of the shareholders.

Additionally the board appointed Mr. Michael Woo to serve as President and Chief Executive Officer; Mr. David Woo to service as Secretary, and Mr. James Loo to serve as Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Material Changes in Financial Condition

Management reevaluated the companies’ accounts receivables, which resulted in no reclassification of current accounts receivable to long-term accounts receivable. Property and equipment and other assets decreased due to the sale of one company owned center on May 1, 2006. Current liabilities also decrease due to the sale.

Because current assets decreased and, equipment and other long term assets and current liabilities increased, the Company’s working capital increased from ($105,901) on March 31, 2006 to $91,455 on June 30, 2006. This is primarily due to the sale of one company owned service center and the resulting current receivable of $155,000.

Management believes that the working capital of the Company is adequate for its current operations and its ongoing efforts to develop new service centers to be converted to franchised centers and for the granting of new franchise licenses.

Results of Operations

During the three-month period ended June 30, 2006, total revenue increased from $259,413 to $456,902 as compared to the same three-month period in 2005. The Company owned and operated four service centers during the three-month period ended June 30, 2006. However, the Company owned two service centers for only five weeks during the three-month period ended June 30, for 2005. Franchise royalties also increased 2% from $118,573 to $120,942 as compared to the same three-month period in 2005 even with a reduction in franchised centers due to the Company taking possession of four centers over the last fiscal year ending March 31, 2006. This increase is a result of franchisees experiencing an increase in sales system-wide. Although revenues increased significantly due to service and parts sales of company owned centers, cost of good sold and general and administrative costs also increased proportionately, which caused the Company to end with a net loss for the period.

Net loss before income taxes for the three-month period ended June 30, 2006 was ($54,935) as compared to ($35,077) for the same three-month period in 2005. This increased loss was the result of the loss recognized when the Company sold one company owned center on May 1, 2006 of ($17,796). Net loss, as reflected after income taxes for the three months ending June 30, 2006, was ($50,814) as compared to ($26,650) for the same three-month period in 2005. Consequently, the Company had ($.014) loss per share on a fully diluted basis for the three months ended June 30, 2006 as compared to ($.01) loss per share on a diluted basis for the same three months in 2005.

The Company has developed a new marketing program to attract new franchisees and continues to identify new locations for either development by the Company for turnkey conversions to franchises or for development by qualified franchise owners, depending on circumstances and the availability of cash or other financing to the Company.

The Company is actively offering individual franchise licenses for development by franchise licensees, primarily in states where Tunex franchises are already in operation and continues to offer master or area franchises for areas, cities, or states in other parts of the country.

Recent Developments

On February 23, 2006, Mr. Michael Woo Chi Wai entered into a stock purchase agreement with the Company, pursuant to which the Company sold 1,861,337 shares of the Company’s common stock, par value $.001 per share, to Mr. Woo for an aggregate purchase price of $100,000, or $0.053 per share.

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

ITEM 3. CONTROLS AND PROCEDURES

Management continuously evaluates the controls and procedures of the company. This evaluation is performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedure were effective. There have been no significant changes in the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT	SEC Ref.	Title of Document

31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	32	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: August 17, 2006	By:	/s/ Michael Woo
Michael Woo, Chief Executive Officer

Date: August 17, 2006	By:	/s/ James Loo
James Loo, Chief Financial Officer