Form 10QSB
period 2006-09-30
TUNEX INTERNATIONAL INC /UT/
filed 2006-11-21
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006, or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

556 East 2100 South, Salt Lake City, Utah 84106
(Address of Principal Executive Offices)

(801) 486-8133 (Issuer’s telephone number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

As of September 30, 2006, the Issuer had outstanding 3,649,681 shares of common stock.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Tunex International, Inc. (“Issuer” or “Company”), files herewith an unaudited balance sheet of the Issuer as of September 30, 2006, and the related statements of operations and cash flows for the six-month period ended September 30, 2006. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEET

September 30, 2006
Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$4,362
Receivables	32,275
Inventories	67,829
Deferred income tax asset	-
Accrued rent receivable	-

Total current assets	104,466

PROPERTY AND EQUIPMENT:
At cost, net of accumulated
depreciation of $161,148 and nil
Respectively	-

OTHER ASSETS:
Receivables, long-term	-
Goodwill, net of accumulated
amortization of $35,407	-
Other intangible assets,
Net of accumulated amortization of
$20,814 and nil, respectively	-
Deferred income tax asset, net of
valuation allowance of $27,756 and
nil, respectively	-
Deposits	273

Total other assets	273

TOTAL ASSETS	$104,739

TUNEX INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEET

September 30, 2005
Unaudited
CURRENT LIABILITIES:
Accounts payable	$14,096
Accrued payroll and related liabilities	108,736
Accrued rent payable	-
Accrued rent payable – franchisees	-
Prepaid franchise royalties	-
Current portion of long-term debt	-
Bank line of credit	-

Total current liabilities	122,832

Long-term debt, net of current portion	-

TOTAL LIABILITIES	122,832

STOCKHOLDERS' EQUITY:
Preferred stock, Class B, par value
$1.00 per share; 1,000,000 shares
authorized; 470,625 shares issued
and outstanding	470,625
Common stock, par value $.001 per
share; 50,000,000 shares authorized;
3,649,681 shares issued; 1,788,344	3,649
shares outstanding
Additional paid-in capital	4,136,127
Accumulated (deficit)	(4,628,494)

Total stockholders' equity	(18,093)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$104,739

TUNEX INTERNATIONAL
STATEMENTS OF OPERATIONS (CONSOLIDATED FOR THE THREE AND SIX-MONTHS ENDED SEPTEMBER 30, 2006) (Unaudited)

	Three-months ended September 30,		Six-months ended September 30,
	2006	2005	2006	2005
SALES AND OTHER REVENUE:
Service and parts sales	$-	$217,853	$-	$358,693
Franchise royalties	-	144,069	-	262,641
Air purifiers sales	51,676	-	51,676	-
Total Revenue	51,676	361,922	51,676	621,334
COSTS OF SALES	40,530	115,230	40,530	182,546
Gross Profit	11,146	246,692	11,146	438,788
Selling, general and administrative
Expenses	29,606	357,387	29,606	583,058
Operating loss	(18,460)	(110,695)	(18,460)	(144,270)
OTHER INCOME (EXPENSE):
Sublease rental income	-	108,158	-	216,316
Rental expense related to	-		-
Franchise subleases	-	(108,158)	-	(216,316)
Other income	-	2,000	-	2,000
Interest income	367	746	367	1,891
Interest expense	-	(499)	-	(1,332)
(Loss) on disposition of
equipment	-	-	-	(1,814)
Total other income (expense)	367	2,247	367	745
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:	(18,093)	(108,448)	(18,093)	(143,525)
Income tax benefit	-	14,447	-	22,874
LOSS FROM CONTINUING OPERATIONS:	(18,093	(94,001)	(18,093)	(120,651)
LOSS FROM DISCONTINUED OPERATIONS (NOTE 1):	(374,603)	-	(374,603)	-
NET LOSS	$(392,696)	$(94,001)	$(392,696)	$(120,651)
LOSS PER SHARE:
Basic:
Net Income	$(0.11)	$(0.05)	$(0.11)	$(0.07)
Basic shares outstanding	3,649,681	1,788,344	3,649,681	1,788,344
Diluted:
Net Income	$(0.11)	$(0.05)	$(0.11)	$(0.07)
Diluted shares outstanding	3,649,681	1,788,344	3,649,681	1,788,344

For the three-months and six-months ended September 30, 2006 and 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

TUNEX INTERNATIONAL
 STATEMENTS OF CASH FLOWS (CONSOLIDATED FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2006)
(Unaudited)

	Six-months ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(392,696)	$(120,651)
Adjustments to reconcile net (loss)
to net cash provided by operating
activities:
Loss on discontinued operations	374,603	-
Depreciation and amortization		21,490
Loss on disposition of equipment		1,814
Supplies acquired by decrease in note
Receivable		6,226
Change in deferred income tax asset		(20,397)
Decrease in receivables		75,487
(Increase) in inventories		(166)
(Increase) decrease in other current
Assets		1,746
(Increase) in deposits		--
Increase in accounts payable		6,194
Increase (decrease) in accrued payroll
and related liabilities		(4,875)
Increase in accrued expenses		256
Increase (decrease)in deferred rent
Expense		(157)
Net cash provided by (used in)
Operating activities	(18,093)	(33,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	4,362	-
Disposal of operation	(55,499)	-
Purchase of property and equipment	-	(20,624)
Proceeds from disposition of equipment	-	3,316
Net cash (used in) investing
Activities	(51,137)	(17,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	-	(19,256)
Net cash (used in) financing
Activities	-	(19,256)

NET (DECREASE) IN CASH AND CASH
EQUIVALENTS	(69,230)	(69,597)
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	73,592	167,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,362	$97,634

TUNEX INTERNATIONAL
STATEMENTS OF CASH FLOWS (CONSOLIDATED FOR THE SIX-MONTHS ENDED SEPTEMBER 30, 2006)
(Unaudited)

	Six-months ended
	September 30, 2006		September 30, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Schedule of Noncash Transactions:
In May 2005, the Company reacquired a
franchise which defaulted under
its franchise license agreement
The acquisition was accounted for
as a purchase transaction with the
following non-cash components:
Decrease in note receivable	$		$(135,000)
Decrease in allowance for
doubtful accounts			39,500
Increase in property and equipment			15,206
Increase in prepaid supplies			6,226

Total recorded as goodwill	$		$74,068
Decrease in royalties receivable with
a corresponding decrease in prepaid
franchise royalties	$		$3,648
Cash Paid During the Period for:
Interest		$-	$1,332

Income taxes		$-	$100

TUNEX INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.      The Company and Basis of Presentation

Tunex International, Inc. (the Company), a Utah corporation commenced operations in 1981. Operations of the Company consist of Company-owned automobile service centers, sales of new service center franchises, and royalty income from franchised service centers.

On July 19, 2006 The Company entered into a share exchange agreement with Double Hill Holdings Limited, the sole shareholder of Osima Technology Company Limited. Under this agreement, the Company acquired all of the issued and outstanding common stock of Osima solely in exchange for the issuance of 150,000 shares of voting stock of Tunex International Inc. After the share transaction, Osima has become a wholly owned subsidiary of Tunex. Osima is a Hong Kong incorporated private company engages in selling and manufacturing air purifiers.

On August 4, 2006 Dal Bagley exercised his option to acquire all the automotive service business of the Company in exchange for assumption of all liabilities pertaining thereto and 100,000 shares of the Company’s common stock. The assets and liabilities of the automotive business were put into an S-corporation, TNX Automotive Services Inc., owned by Dal Bagley.

The loss from the operations of the automotive service was recorded as loss on discontinued operations in the statement of operations for both the current quarter and for the period ended June 30, 2006.

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

For the three-months and six-months ended September 30, 2006 and 2005, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

3.      Acquisition of subsidiary

 Osima acquisition

The accompanying condensed consolidated financial statements include the following    allocation of the acquisition cost to the net assets acquired based on their respective fair values.

The carrying value of the net assets acquired including cash and cash equivalents,accounts receivable, deposits, accounts payable, customer deposits, and accrued expenses, approximates their fair value at the acquisition date due to the relatively short-term nature of these instruments.

The fair value of the consideration of the 150,000 shares is determined by the average closing price of $0.51 for the five consecutive trading dates before the acquisition referenced from the OTC Bulletin Board. Therefore, the consideration paid is 150,000 * $0.51 = $76,500.

Property, plant and equipment	$16,534
Cash and cash equivalents	1,438
Accounts receivables	37,693
Inventories	82,065
Deposits	398

Total assets purchased	138,128

Accounts payables	$15,880
Customer’s deposits	18,042
Accrued expenses	13,076

Total liabilities assumed	46,998

Net assets	$91,130

Total consideration paid	76,500

Negative goodwill	14,630

Negative goodwill proportionately applied to
Property, plant and equipment	$(14,436)
Negative goodwill proportionately applied to
Deposits	(194)

Total	$-

The results of operations for Osima for the period are included in the consolidated results of operations commencing July 20, 2006.

The following unaudited pro forma combined condensed statements of income for the period ended September 30, 2006 and 2005 have been prepared as if the acquisition had occurred on March 1, 2006 and 2005. The statements are based on accounting for the business acquisition under purchase accounting. The pro forma information may not be indicative of the results that actually would have occurred if the merger had been in effect from and on the dates indicated or which may be obtained in the future.

	Pro Forma Combined
	September 30, 2006	September 30, 2005

Revenue	$86,084	$707,418

Gross profit	26,660	465,448

Loss from operations	(36,767)	(181,037)

Net income (loss)	$(392,696)	$(155,640)

Net income (loss) per share
Basic and diluted	$(0.10)	$(0.04)

Basic and diluted	3,649,681	3,649,681

4.      Foreign Currency Conversion

The accompanying financial statements are presented in US dollars. The functional currency is the  Hong Kong Dollars ("HKD") of the PRC. The financial statements are translated into US dollars from HKD at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Material Changes in Financial Condition

On September 30, 2006 the Company’s financial condition changed as discussed below. Cash and Cash equivalents were reduced by $68,960 from March 31, 2006 due to disposal of cash from the automobile operations. In addition, the Company has acquired $4,362 cash from the acquisition of Osima Technology Company Limited. Management still believes that the working capital of the Company is adequate for its current and ongoing operations.

Results of Operations

Three months ended 30 September 2006

For the three months ended September 30, 2006, turnover mainly comes from the sales of air purifiers amounting to $51,676 contributed by Osima, the newly acquired subsidiary. General and administrative expenses amounting to $29,606 are mainly salaries cost and operations expenses.

The net loss of $18,093 for the period is result from the salaries and operation expenses incurred during the period.

Six months ended 30 September 2006

For the six months ended September 30, 2006, turnover mainly comes from the sales of air purifiers amounting to $51,676 contributed by Osima, the newly acquired subsidiary. General and administrative expenses amounting to $29,606 are mainly salaries cost and operations expenses.

The net loss of $18,093 for the period is result from the salaries and operation expenses incurred during the period.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not Applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5: OTHER INFORMATION

Not Applicable.

ITEM 6.     EXHIBITS

EXHIBIT	SEC Ref.	Title of Document
31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	31	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	32	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: November 21, 2006	By:	/s/ Michael Woo
Michael Woo, Chief Executive Officer

Date: November 21, 2006	By:	/s/ James Loo
James Loo, Chief Financial Officer