Form 10QSB
period 2006-12-31
TUNEX INTERNATIONAL INC /UT/
filed 2007-03-15
CIK 806129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006, or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File No. 0-15369

TUNEX INTERNATIONAL, INC.
(Name of Small Business Issuer as specified in its charter)

Utah	87-0416684
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Room 3505, 35/F, Edinburgh Tower, The Landmark, 15 Queen’s Road Central, Hong Kong.
(Address of Principal Executive Offices)

(852) 2736-2111
(Issuer’s telephone number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.
Yes☒No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.001 par value	35,566,810
Title of Class	Number of Shares outstanding at December 31, 2006

Transitional Small Business Format Yes ☐No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Tunex International, Inc. (“Issuer” or “Company”), files herewith an unaudited balance sheet of the Issuer as of December 31, 2006, and the related statements of operations and cash flows for the nine-month period ended December 31, 2006. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company. Management is not aware of any adjustments that are necessary to a fair presentation of the results for the interim periods disclosed.

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$145,810
Receivables	9,588,702
Inventories	2,762,651
Other receivables and prepaid expenses	198,893

Total current assets	12,696,056

PROPERTY, PLANT AND EQUIPMENT, NET
Fixed assets, net	9,703,779
Deferred assets	101,924
Intangible assets	539,191

Total fixed assets	10,344,894

OTHER ASSETS
Other investments	6,403

Total other assets	6,403

TOTAL ASSETS	$23,047,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,345,143
Accrued expenses and other liabilities	3,325,578
Short-term loans	12,934,291

Total current liabilities	18,605,012

LONG TERM LIABILITIES
Shareholders loans	4,349,614

TOTAL LIABILITIES	22,954,626

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share;
50,000,000 shares authorized;
35,566,810 shares issued	35,566
Additional paid-in capital	4,606,752
Capital reserve	(21,767)
Minority interest	101,700
Accumulated (deficit)	(4,629,524)

Total stockholders' equity	92,727

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,047,353

The accompanying notes are an integral part of these consolidated financial statements

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE  AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	For the three-months ended December 31,		For the nine-months ended December 31,
	2006	2005	2006	2005
REVENUE
Service and parts sales	$-	$217,853	$-	$358,693
Franchise royalties	-	144,069	-	262,641
Air purifiers sales	51,676	-	94,426	-

Total Revenue	51,676	361,922	94,426	621,334

LESS: COSTS OF SALES	40,530	115,230	65,843	182,546

GROSS PROFIT	11,146	246,692	28,583	438,788

LESS: OPERATING EXPENSES
Selling, general and administrative expenses	29,606	357,387	48,073	583,058

INCOME/(LOSS) FROM OPERATIONS	(18,460)	(110,695)	(19,490)	(144,270)

OTHER INCOME (EXPENSE)
Sublease rental income	-	108,158	-	216,316
Rental expense related to franchise subleases	-	(108,158)	-	(216,316)
Other income	-	2,000	-	2,000
Interest income	367	746	367	1,891
Interest expense	-	(499)	-	(1,332)
Loss from discontinued operations equipment	-	-	-	(1,814)

Total other income (expense)	367	2,247	367	745

INCOME(LOSS) BEFORE INCOME TAXES	(18,093)	(108,448)	(19,123)	(143,525)

INCOME TAX BENEFIT (EXPENSE)	-	14,447	-	22,874

LOSS FROM DISCONTINUED OPERATION	(374,603)	-	(374,603)	-

NET INCOME (LOSS)	$(392,696)	$(94,001)	$(393,726)	$(120,651)

EARNINGS (LOSS) PER SHARE:
Basic:
Net Income	$(0.01)	$(0.05)	$(0.01)	$(0.07)
Basic shares outstanding	35,566,810	1,788,344	35,566,810	1,788,344
Diluted:
Net Income	$(0.01)	$(0.05)	$(0.01)	$(0.07)
Diluted shares outstanding	35,566,810	*1,788,344	35,566,810	*1,788,344

*     For the three-months and nine-months ended December 31, 2006, the effect of converting Class B preferred stock to common stock is antidilutive as to earnings per share and is ignored in the computation of the dilutive earnings per share for those periods.

The accompanying notes are an integral part of these consolidated financial statements

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(393,726)	$(120,651)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Loss on discontinued operations	375,633	--
Depreciation and amortization	--	21,490
Provision for bad debts	--	1,267
Loss on disposition of equipment	--	1,814
Supplies acquired by decrease in note receivable	--	6,226
Change in deferred income tax asset	--	(20,397)
Decrease in receivables	--	75,487
(Increase) in inventories	--	(166)
(Increase) decrease in other current assets	--	1,746
Increase in accounts payable	--	6,194
Increase (Decrease) in accrued payroll and related liabilities	--	(4,875)
Increase in accrued expenses	--	256
Increase (decrease)in deferred rent expense	--	(157)

Net cash provided by (used in) operating activities	(18,093)	(33,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiary	145,810	-
Disposal of operation	(55,499)	-
Purchase of property and equipment	-	(20,624)
Proceeds from disposition of equipment	-	3,316

Net cash provided by (used in) investing activities	90,311	(17,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(19,256)

Net cash (used in) financing activities	-	(19,256)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	72,218	(69,597)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73,592	167,231

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,810	$97,634

The accompanying notes are an integral part of these consolidated financial statements

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Tunex International, Inc. (Tunex) was incorporated in the State of Utah on September 2, 1981 and is publicly held.

On July 19, 2006, Tunex entered into a share exchange agreement with Double Hill Holdings Limited, the sole shareholder of Osima Technology Company Limited (“Osima”). Under this agreement, Tunex shall acquire all of the issued and outstanding common stock of Osima solely in exchange for the issuance of 150,000 shares of voting stock of Tunex. After the share transaction, Osima has become a wholly owned subsidiary of Tunex. Osima is a Hong Kong incorporated private company engages in selling and manufacturing air purifiers.

On August 4, 2006 Dal Bagley exercised his option to acquire all the automotive service business of Tunex in exchange for assumption of all liabilities pertaining thereto and 100,000 shares of Tunex’s common stock. The assets and liabilities of the automotive business were put into an S-corporation, TNX Automotive Services Inc., owned by Dal Bagley. The loss from the operations of the automotive service was recorded as loss on discontinued operations in the statement of operations for both the current quarter and for the period ended December 31, 2006.

On August 7, 2006, Tunex accepted the resignations of Mr. Edward Dallin Bagley, Mr. Rudolf Zitzmann, Mr. Nick Butterfield and Ms. Lisa Higley from all their respective positions as officers and directors of Tunex.

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

American Asia Pharmaceutical Investment Limited (“American Asia”) was incorporated in the British Virgin Islands on April 7, 2006. Guangdong Shenzhou Pharmaceutical Limited (“Shenzhou”), a People’s Republic of China (“PRC”) limited liability company was incorporated on January 10, 1995 with its principal place of business in Guangdong, PRC. Shenzhou is principally engaged in the manufacturing and sale of pharmaceutical products.

During 2006, American Asia entered into an agreement with the shareholders of Shenzhou to acquire 62.5% of the issued and outstanding shares of Shenzhou by recapitalization in form of increase share capital.

On December 31, 2006, Tunex entered into the Agreement for Share Exchange (“Agreement”) with the shareholders of American Asia to exchange 100% of American Asia’s outstanding shares for 31,767,129 shares of Tunex.

The merger of Tunex and American Asia has been recorded as a recapitalization by Tunex, with American Asia being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively. Tunex, American Asia and Shenzhou are hereafter referred to as (the “Company”). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“American Asia”) and as a reorganization by the accounting acquiree (“Tunex”).

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A) Organization (Continued)

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and 2005, and the cash flows for the nine months ended December 31, 2006 and 2005.

Reference is made to the Company's Form 10-KSB for the year ended March 31, 2006. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2007.

(B) Principles of Consolidation

The accompanying December 31, 2006 unaudited consolidated financial statements include the accounts of Tunex, its 100% owned subsidiary American Asia and its 62.5% owned subsidiary Shenzhou. All significant inter-company balances and transactions have been eliminated in consolidation.

(C) Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D) Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E) Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

(F) Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(G) Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(H) Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the nine months ended December 31, 2006 and 2005 as the RMB is pegged to the United States dollar.

(I) Income (loss) per share

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted (loss) income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2006 and 2005.

(J) Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(K) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The guidelines of this statement are not applicable to the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on the its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on the its results or financial position

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K) Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have any material impact on its results or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position.

(L) Revenue Recognition

General
We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin Topic 13, Revenue Recognition" ("SAB Topic 13".) Revenue is recognized when all of the following criteria are met : (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller' s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured

Product Sales
Revenue from sales is recorded when title and risk of loss have passed to the buyer and provided the criteria in SAB Topic 13 are met

(M) Property, fixture and equipment

Property, fixture and equipment, net, is stated at cost less accumulated depreciation and amortization. Furniture, fixture and equipment acquired in business combinations is stated at fair value estimated to be the replacement cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset or the life of the project, whichever is less, if the equipment has been purchased for a particular use. Office equipment, furniture and fixtures are depreciated over five years and the leasehold lands are depreciated over the lease term.

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 (UNAUDITED)

2. COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amount accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Commitments

According to the Articles of Association of Shenzhou has to fulfill registered capital of $10 million. As of December 31, 2006, the Company has fulfilled $3.75 million of registered capital requirement and has registered capital commitments of $6.25 million.

3. SHAREHOLDERS’ EQUITY

On December 31, 2006, the Company entered into an Agreement for Share Exchange with the shareholders of American Asia to acquire 100% of American Asia’s equity. The Company issued 31,767,129 shares in exchange for 100% of American Asia’s issued and outstanding shares.

4. ACQUISITION OF SUBSIDIARIES

Osima Acquisition

The accompanying condensed consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values.

Property, plant and equipment	$16,534
Cash and cash equivalents	1,438
Accounts receivables	37,693
Inventories	82,065
Deposits	398

Total assets purchased	138,128

Accounts payables	$15,880
Customer’s deposits	18,042
Accrued expenses	13,076

Total liabilities assumed	46,998

Net assets	$91,130

Total consideration paid	(76,500)

Negative goodwill	14,630

Negative goodwill proportionately applied to
Property, plant and equipment	$(14,436)
Negative goodwill proportionately applied to
Deposits	(194)

Total	$-

TUNEX INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 (UNAUDITED)

4. ACQUISITION OF SUBSIDIARIES (Continued)

Osima Acquisition (Contrinued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Overview

Tunex International, Inc. (the Company), was in incorporated in the State of Utah on September 2, 1981. Recent operations of the Company consist of selling and manufacturing air purifiers.

American Asia Pharmaceutical Investment, Inc. (“American Asia”) was incorporated in the British Virgin Islands on April 7, 2006. Guangdong Shenzhou Pharmaceutical Limited (“Shenzhou”), a People’s Republic of China (“PRC”) limited liability company was incorporated on January 10, 1995 with its principal place of business in Guangdong, PRC. Shenzhou is principally engaged in the manufacturing and sale of pharmaceutical products.

During 2006, American Asia entered into an agreement with the shareholders of Shenzhou to acquire 62.5% of the issued and outstanding shares of Shenzhou by recapitalization in form of increase share capital.

On December 31, 2006, the Company closed the Agreement for Share Exchange (“Agreement”) with American Asia and certain selling shareholders of American Asia (“Selling Shareholders”). Pursuant to the terms of the Agreement, the Company shall acquire all of the issued and outstanding common stock of American Asia from the Selling Shareholders in exchange for 31,767,129 shares of the Company’s common stock, representing approximately 89.3% shareholdings. The Company now has a total of approximately 35,566,810 shares of its common stock issued and outstanding.

Prior to the share exchange, the Company had no material operations. The merger was accounted for as a recapitalization of American Asia, as the shareholders of American Asia acquired capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of American Asia were recorded at historical cost, and the shares of common stock issued by the Company were reflected in the consolidated financial statements with retroactive effect, as if the Company had been the parent company from inception.

As a result of the closing of the Agreement, the historical shareholders no longer have effective control of the Registrant. The new recipients of controlling shares of the Company are Cheng Tze Kit, who received 40% (12,706,852 shares) of the newly issued shares and Cheng Tun Nei, who received 60% (19,060,277 shares) of the newly issued shares according to the Agreement.

Results of Operations

For the three months ended December 31, 2006 compared to the three months ended December 31, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended December 31, 2006 were $51,676. Turnover mainly comes from the sales of air purifier products contributed by Osima.

Cost of revenues for the quarter ended December 31, 2006 were $40,530. Cost of revenues primarily consisted of the purchase cost of materials, receiving and inspections costs, direct labor cost and manufacturing overheads. Consequently, gross profit margin was 21.6% in the quarter. Because this is our first quarter of operation in the sphere of business of the newly acquired fellow subsidiary, revenue comparison to other quarters are not meaningful.

Selling, General and Administrative Expenses

General and administrative expenses amounting to $29,606 were mainly salaries cost and operations expenses.

For the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended December 31, 2006 were $94,426. Turnover mainly comes from the sales of air purifier products contributed by Osima.

Cost of revenues for the nine months ended December 31, 2006 were $65,843. Cost of revenues primarily consisted of the purchase cost of materials, receiving and inspections costs, direct labor cost and manufacturing overheads. Consequently, gross profit margin was 30.3% for the nine months ended December 31, 2006. Because this is our first quarter of operation in the sphere of business of the newly acquired fellow subsidiary, revenue comparison to other quarters are not meaningful.

Selling, General and Administrative Expenses

General and administrative expenses amounting to $48,073 were mainly salaries and operations expenses.

Liquidity and Capital Resources

As of December 31, 2006, the Company had cash and cash equivalents of $145,810, current assets of $12,556,650 and current liabilities of $18,605,013. To date, the Company has financed its operation primarily from operations and cash flow from operations is expected to continue to be the Company’s primary source of funds to finance its short-term cash needs.

Net cash used in operating activities as of December 31, 2006 was $18,093. The Company’s primary source of operating cash flow was our net income.

Capital Commitments

The Company has a continuing program for the purpose of increasing its production ability. While pursuant to the Articles of Association of Shenzhou, registered capital of approximately $10 million must be paid into Shenzhou. The increased registered capital will be paid-in in installments within two years of the issuance of Shenzhou’s updated business license. As of December 31, 2006, the Company has paid $3.75 million of its registered capital requirements, the remaining $6.25 million is due on December 31, 2008.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNEX INTERNATIONAL, INC.

Date: February 28, 2007	By:	/s/ Michael Woo
Michael Woo, Chief Executive Officer

Date: February 28, 2007	By:	/s/ James Loo
James Loo, Chief Financial Officer